Form 10-Q
period 2015-09-30
International Endeavors Corp
filed 2015-11-17
CIK 1611046

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________to ________________

Commission file number 333-202639

International Endeavors Corporation

(Name of small business issuer in its charter)

Nevada	7000	46-5692180
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Code Number)

43020 Blackdeer Loop

Temecula, California 92590

www.Internationalendeavorscorp.com

(951)-296-1024

(Address and telephone number of registrant's principal executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]      No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in

Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2015
Common Stock, $0.001 par value per share	12,470,338

TABLE OF CONTENTS

PART I. – FINANCIAL INFORMATION

FINANCIAL STATEMENTS

INTERNATIONAL ENDEAVORS CORPORATION

ITEM 1. –FINANCIAL STATEMENTS

INTERNATIONAL ENDEAVORS CORPORATION

BALANCE SHEET

	September 30, 2015 (Unaudited)	December 31, 2014 (Audited)
Assets
Current Assets
Cash	$7,755	$96,425
Accounts Receivable	—	6,500
Total Current Assets	7,755	102,925
Fixed Assets
Land	108,258	108,258
Total Fixed Assets	108,258	108,258
Other Assets
Web development costs	35,500	4,000
Land Improvement	11,800	11,800
Accumulated Depreciation Website	(4,533)
Accumulated Depreciation Land Development	(585)
Total Other Assets	$42,182	$15,800
Total Assets	158,195	226,983
Liabilities And Stockholders' Equity
Liabilities
Current Liabilities
Accounts Payable	3,200	4,500
Salary Payable	—	3,500
Total Liabilities	3,200	8,000
Commitments and Contingencies
Stockholders' Equity
Common stock $0.001 par value 75,000,000 shares authorized 12,470,338 shares issued and outstanding at September 30, 2015 and 12,210,337 shares issued and outstanding at December 31, 2014	12,470	12,210
Additional paid-in-capital	422,766	384,020
Accumulated Earnings (deficit)	(280,241)	(177,253)
Total Stockholders' Equity	154,995	218,977
Total Liabilities and Stockholders' Equity	$158,195	$226,977

See accompanying notes to unaudited financial statements.

INTERNATIONAL ENDEAVORS CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended		Nine Months Ended	Nine Months Ended
	September 30, 2015 (Unaudited)	September 30, 2014 (Unaudited)		September 30, 2015 (Unaudited)	September 30, 2014 (Unaudited)
Revenue
Sales	$17,500	$-		$60,300	$-
Total Revenue	17,500	-		60,300	-

Cost of Goods sold
Cost of Goods	2,000	-		17,900	-
Gross Profit	15,500	-		42,400	-

Operating Expenses
Consulting services	1,000	83,000		10,500	83,000
Depreciation Expense	1,698	-		5,118	-
Professional fees	2,500	-		23,125	-
Advertising and marketing	11,863	6,000		52,978	22,000
APP Development	-	35,000		19,000	35,000
Fees	219	-		45	-
General & Administrative	1,574	194		5,121	1,194
Office Rent	2,350	10,684		6,835	10,685
Travel	-	1,000		11,166	-
Salary	5,500	4,500		11,500	11,786
Total Operating Expenses	26,704	140,378		145,388	163,665

Income/(Loss) from continuing operations	(11,204	(140,378)		(102,988)	(163,665)

Income (loss) before income taxes	(11,204	(140,378)		(102,988)	(163,665)

Net Income (loss)	(11,204)	$(140,378)		(102,988)	(163,665)

Basic and Diluted Income (Loss) Per Share from continuing operations	$(0.00)	$(0.00)	*$	(0.00)	$(0.00)
Basic and Diluted Income (Loss) Per Share from discontinued operations	—	—		—	—
Basic and Diluted Income (Loss) Per Share from all operations	$(0,00)	$(0.00)	*$	(0.00)	$(0.00)
Weighted Average of Common Shares Outstanding basic and diluted	12,391,002	12,373,719		12,391,002	12,373,719

 * denotes income or loss of less than $0.01 per share

See accompanying notes to unaudited financial statements.

 INTERNATIONAL ENDEAVORS CORPORATION

STATEMENT OF CASH FLOWS

	Nine Months Ended	Nine Months Ended
	September 30, 2015 (Unaudited)	September 30, 2014 (Unaudited)
Cash Flows from Operating Activities
Net Income (loss)	$(102,988)	$(163,664)

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by (Used In) Operating Activities:
Accounts Receivable	6,500
Accounts Payable	(4,800)	3,500
Accumulated Depreciation	5,118	-
Net Cash Provided by Operating Activities-continuing operations	(96,170)	(160,164)

Net Cash Provided by (used in) Operating Activities	(96,170)	(160,164)

Investing Activities
Website	(31,500)	(4,000)
Net Cash provided by Investing Activities	(31,500)	(4,000)

Financing Activities
Paid in Capital	39,000	238,586
Net Cash Provided by Financing Activities	39,000	238,586

Increase (decrease) in Cash	(88,670)	74,422

Cash at Beginning of Year	96,425	-

Cash at End of Year	$7,755	$74,422

See accompanying notes to unaudited financial statements.

INTERNATIONAL ENDEAVORS CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

BUSINESS AND BASIS OF PRESENTATION

International Endeavors Corporation. ("IEC") was incorporated under the laws of the State of Nevada on May 7, 2014.

IEC was formed for the purpose of developing and leasing land for Recreational Vehicle use, acquisition of land and/or vineyards for vineyard development, production of grapes for wine, private labeling of wine for wine distribution and the developing and marketing of a Wine APP.

The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities."

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of the three months and nine months ended September 30, 2015 and September 30, 2014.

ESTIMATES

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2015 and 2014.

ACCOUNTS RECEIVABLE

Trade receivables are carried at original invoice amount. We recognize revenue from sales or services rendered when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Receivables past due for more than 120 days are considered delinquent. Management determines uncollectible accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions and by using historical experience applied to an aging of accounts. Recoveries of trade receivables previously written off are recorded when received. Management has determined that the allowance for doubtful account should be $0.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

We have adopted Accounting Standards Codification regarding Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

FEDERAL INCOME TAXES

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with Accounting Standards Codification regarding Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred taxes are provided for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

NET INCOME PER SHARE OF COMMON STOCK

We have adopted Accounting Standards Codification regarding Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. We do not have a complex capital structure requiring the computation of diluted earnings per share.

INTERNAL WEBSITE DEVELOPMENT COSTS

Under ASC350-50, Website Development Costs , costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred. Under ASC 350-50, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit. The Company's website asset was computed using a useful life of the asset of five years. As such the asset was depreciated $4,533 as of September 30, 2015.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

DEVELOPMENT STAGE ENTERPRISE

The Company's financial statements are prepared pursuant to the provisions of Topic 26, "Accounting for Development Stage Enterprises," as it devotes substantially all of its efforts to acquiring, developing, producing and distributing media as well as marketing commercial videos and developing APPs for distribution that will eventually provide sufficient net profits to sustain the Company's existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, "Revenue Recognition" ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

The Company's revenues have been generated through lease agreements for our RV property and wine tours.

The terms of these lease agreements generally consist solely of upfront payments which are refundable should the lessee choose to terminate the lease within 10 (ten) days of signing the lease agreement. After 10 (ten) days the lease payment becomes non-refundable.  Revenues from leasing fees are recognized upon the signing of the lease agreement.

For the three months and nine months ended September 30, 2015 and 2014, all payments met the above criteria thereby allowing for the recognition of revenue for the lease arrangements upon the signing of the lease agreement and for the wine tours upon acceptance of payment for the tour.

When non-refundable payments do not meet this criteria, the revenues are recognized over the expected period of performance. We periodically review for any expected period of substantial involvement under the agreements that provide for non-refundable up-front payments. If ever applicable, we will adjust the amortization periods when appropriate to reflect changes in assumptions relating to the duration of our expected involvement.

STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC Topic 718 "Stock Compensation", which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values. For non-employee stock-based compensation, we have adopted ASC Topic 505 "Equity-Based Payments to Non-Employees", which requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC Topic 718.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-10, "Development Stage Entities".  The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively.  The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements for the Company. As a result the Company has elected not to present inception numbers in accordance with ASU-2014-10.

Note 2 - Uncertainty, going concern:

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of September 30, 2015 the Company had an accumulated deficit of $280,241 and as of December 31, 2014 the Company had an accumulated deficit of $177,253. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3- Assets

The Company has acquired land in the wine country of Temecula, California for the price of $108,258. Since the acquisition we have paid $11,800 for the development of the land for the purpose of leasing to Recreational Vehicles. The Company's website asset was capitalized at $35,500 as of September 30, 2015.

The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to fifteen years. The Company's land improvement asset was computed using a useful life of the asset of fifteen years. As such the land improvement asset was depreciated $585 as of September 30, 2015.

Note 4 - Related Party Transactions

Restricted shares in the amount of 7,586,000 shares were issued in lieu of cash of which 4,086,000 shares were issued to Nate Engel at a par value of $.001 per share and 3,500,000 shares were issued to Mary Davis at par value of $.001 per share on May 27, 2014.

Note 5 – Common Stock

In 2014 the Company authorized the issuance of 7,286,000 founder shares at par value. 3,786,000 shares were issued to Nate Engel and 3,500,000 shares were issued at par value to Mary Davis. In addition 300,000 shares were issued to Nate Engel for $300.

On June 10, 2014 the Company issued 550,000 shares at $.02 per share to Essence, Inc., which were issued for marketing services relating to the procurement of customers for wine tour events and RV space rentals.

On June 12, 2014 the Company issued 250,000 shares at $.02 per share to Hannah Grabowski, which were issued for marketing services relating to the procurement of customers for wine tour events and RV space rentals.

On July 10, 2014 the Company issued 400,000 shares at $.05 per share to Steve Hayden., which were issued for services relating to locating land for development, vineyards, and RV vacation rental sites as well as aiding in the planning of land development for both vineyards and RV vacation rental sites.

On July 7, 2014 the Company issued 560,000 shares at $.05 per share to JJSA Investments, Inc., which were issued for services relating to locating land for development of vineyards, and planning for development of land acquisition for vineyards.

On August 10, 2014 the Company issued 200,000 shares at $.05 per share to Joe Spedafore, which were issued for services relating to locating land for development, vineyards, and RV vacation rental sites as well as aiding in the planning of land development for both vineyards and RV vacation rental sites.

On August 12, 2014 the company authorized the issuance of 500,000 shares to MMT, Inc. at a value of $.05 per share for the development of an APP.

On September 4, 2014, the Company issued 200,000 shares at $.10 per share to Roy Wilson Jr. for marketing services relating to procuring customers for RV space rental, wine touring events and aiding in sales presentations in the Las Vegas, Nevada area.

On November 20, 2014 the Company issued 45,000 shares at $.15 per share to Green Brook, Inc., which were issued for marketing services relating to the procurement of customers for wine tour events and RV space rentals.

At the year end December 31, 2014 the Company had issued shares to investors via a Private Offering of the company's shares as follows:

500,000 shares were issued at $.10 per share for $50,000.

1,419,335 shares were issued at $.15 per share for $ 212,900

At December 31, 2014 there 12,210,337 shares issued and outstanding.

At the three months ended June 30, 2015 the company had issued 260,001 shares to three shareholders for $39,000 at a price of $.15 per share via a Private offering of the company's shares.

At September 30, 2015 there were 12,470,338 shares issued and outstanding.

Note 6 – Income Taxes

We account for income taxes in accordance with FASB ASC 740, Income Taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Note 7 – Subsequent Events

Management has reviewed events between September 30, 2015 to the date that the financials were issued, November 10, 2015, and there were no significant events identified for disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We were incorporated in Nevada on May 7, 2014 and we have elected, for the purpose of filing our Registration Statement with the SEC and preparing our audit, December 31, 2014 as our fiscal year end.

It is the intention of the Company to continue to develop and market our existing property in the Temecula Valley Wine country in Southern California, develop part of our existing property as a vineyard, private label wines from local vineyards for sale, increase our wine tour business and look forward towards acquiring additional properties for both the development of RV property as well as vineyards. In addition we plan on the continuation of the development of an APP for the wine industry.

Plan of Operations

RV Site Operations

We currently lease our RV sites for $7,500 per month. We plan on leasing to a maximum of 4 RVs per month on our existing property. We plan on continuing to market our RV sites. If we were to be fully leased up annually that would equate to $360,000. We do not believe that we would fill up annually as the summers in the Temecula wine country can be warmer than many tourists would prefer. We believe that our prime lease time will be from November to April. As this is our first operational season we cannot be certain of our total revenue potential. Although we intend to lease spaces on a monthly basis as we are currently doing, we may lease RV space on a weekly basis in the future. If we leased sites on a weekly basis we would lease sites for approximately $1,800 per week. At this time we have no intention of leasing space on a yearly basis. There were no leases during the period ending September 30, 2015.

Private Label Wine

We are in process of label design for our privately labeled wine under our brand, RVino. We expect to have the design completed in the 4th quarter of 2015. We anticipate working with one of the local wineries in Temecula for private labeling our wine and initiating bottling and labeling in the fourth quarter of 2015. Cost is expected to be approximately $5,000 for a minimum order. As we have not selected the winery or the type of wine we will initially bottle the exact price cannot be determined at this time.

Vineyard Development

Currently we have acquired 10 acres in the Temecula Wine Country of which 4 acres is being used for RV space leases. We plan on using 6 acres of the land for vineyard development in the near future. We have no expertise in vineyard development or the growing of grapes for wine and plan on hiring outside consultants who are experts in vineyard development.

We do not currently have any funding in place or plans for funding for the acquisition of additional land for vineyard development or to hire consultants to help us with land acquisitions or vineyard development.

Wine Tours

We conducted wine tours in the three months ended September 30, 2015 and generated revenues of $17,500. Cost of goods for the wine tours was $2,000. We plan on continuing to market and develop our wine tours in the future.

The Company believes that it may have sufficient capital to operate over the next twelve (12) months.

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's financial statements which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, "Revenue Recognition" ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

The Company's revenues have been generated through lease agreements for our RV property and our wine tours. The terms of these agreements generally consist solely of upfront payments which are refundable should the lessee choose to terminate the lease within 10 (ten) days of signing the lease agreement. After 10 (ten) days the lease payment becomes non-refundable.  Revenues from leasing fees are recognized upon the signing of the lease agreement.

Revenue from wine tours is recognized at the time of payment for the tour.

When non-refundable payments do not meet this criteria, the revenues are recognized over the expected period of performance. We periodically review for any expected period of substantial involvement under the agreements that provide for non-refundable up-front payments. If ever applicable, we will adjust the amortization periods when appropriate to reflect changes in assumptions relating to the duration of our expected involvement.

Capital Expenditures

We capitalize expenditures for land improvement when they are not part of normal maintenance. In December of 2014 we have capitalized improvements on our 10 acre parcel of land which were specifically for grading of the land to make the land usable for our RV lease operation. To date we have paid $11,800, as a capital expenditure, for the grading of the property.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Results of Operations

For the Three Months ended September 30, 2015 and 2014 and the Nine Months ended September 30, 2015 and 2014.

For the year ended December 31, 2014 we had gross revenues of $30,000, derived from the leasing of our RV property and total operating expenses of $207,253 consisting of advertising and marketing of $34,500, consulting fees of $85,381, professional fees of $9,000, APP development costs of $45,000, office rent of $10,685, salaries of 14,786, real estate commissions of $5,000 and general and administrative fees of $2,901 and consequently a net loss of $177,253 for the year.

For the three months ended September 30, 2015 we had gross revenues of $17,500 and cost of goods of $2,000 generated from our wine tours and total operating expenses of $26,704 consisting of advertising and marketing of $11,863, consulting fees of $1,000, professional fees of $2,500, APP development costs of $0, office rent of $2,350, salaries of $5,500, and general and administrative fees of $1,574, depreciation expense of $1,698, fees of $219, and travel expenses of $0 and consequently a net loss of $11,204 for the period as compared to the three months ended September 30, 2014 we had gross revenues of $0 and cost of goods of $0 and total operating expenses of $140,378 consisting of advertising and marketing of $6,000, consulting fees of $83,000, professional fees of $0, APP development costs of $35,000, office rent of $10,684, salaries of $4,500, and general and administrative fees of $194, depreciation expense of $0 and travel expenses of $1,000 and consequently a net loss of $140,378 for the period.

For the nine months ended September 30, 2015 we had gross revenues of $60,300 and cost of goods of $17,900 generated from our wine tours and total operating expenses of $145,388 consisting of advertising and marketing of $52,978, consulting fees of $10,500, professional fees of $23,125, APP development costs of $19,000, office rent of $6,835, salaries of $11,500, and general and administrative fees of $5,121, depreciation expense of $5,118 and travel expenses of $11,166, fees of $45 and consequently a net loss of $102,988 for the period as compared to the nine months ended September 30, 2014 we had gross revenues of $0 and cost of goods of $0 and total operating expenses of $163,665 consisting of advertising and marketing of $22,000, consulting fees of $83,000, professional fees of $0, APP development costs of $35,000, office rent of $10,685, salaries of $11,786, and general and administrative fees of $1,194, depreciation expense of $0 and travel expenses of $0 and consequently a net loss of $163,665 for the period.

Liquidity and Capital Resources

For The Year Ended December 31, 2014 and for the Three Months ended September 30, 2015.

As at December 31, 2014 the Company had cash on hand of $96,425, total assets of $226,983, total liabilities of $8,000 and stockholders' equity of $218,977.

As at September 30, 2015 the Company had cash on hand of $7,755, total assets of $158,195, total liabilities of $3,200 and stockholders' equity of $154,995.

The Company's cash was generated from revenue from the leasing of its RV property and proceeds from a Private Placement of its shares and from its wine tours.

The Company believes it may have sufficient cash resources available to fund its primary operation for the next twelve (12) months.

The Company has no, current, off balance sheet arrangements and does not anticipate entering into any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition.

The Company has no agreements in place with its shareholders, officers and directors or with any third parties to fund operations beyond the end of the Company's 2015 quarter ended June 30, 2015. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Our auditor's report states the following with regard to our ability to continue as a going concern, "The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty".

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1933 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1933) as of September 30, 2015. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Mining Safety Disclosures

None.

Item 5. Other Information/Subsequent Events

ITEM 6. EXHIBITS

Number	Exhibit
31.1**

Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

** Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL ENDEAVORS CORPORATION

Dated: November 12, 2015	By:	/s/ Nate Engel
Nate Engel,
Principal Executive Officer, and Principal Financial Officer