Form 10-K
period 2015-12-31
International Endeavors Corp
filed 2016-04-15
CIK 1611046

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO

Commission file number: 333-202639

 ____________________________________________________________________________

International Endeavors Corporation

(Name of small business issuer in its charter)

 ____________________________________________________________________________

Nevada	7000	46-5692180
(State or Other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Code Number)

43020 Blackdeer Loop

Temecula, California 92590

www.Internationalendeavorscorp.com

(951)-296-1024

(Address and telephone number of registrant's principal executive offices and principal place of business)

______________________________________________________________________

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o   No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes o   No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes x No  o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (¤232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). o Yes o  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (¤229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer	o

Non-accelerated filer (Do not check if a smaller reporting company)	o	Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No x

The market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold of $.25 as of December 31, 2015.

Number of shares of common stock outstanding as of December 31, 2015: 12,470,338.

Documents incorporated by reference: None.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Statements in this Form 10-K Annual Report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-K Annual Report, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K Annual Report.

 BUSINESS

DESCRIPTION OF BUSINESS

Overview

International Endeavors Corporation (“IEC”) is a Nevada corporation established on May 7 of 2014 with a focus on the location and acquisition of income producing properties in Temecula, California’s wine country for Recreational Vehicle (RV) property space rentals, income derived from grape production and resale, wine production and resale, and wholesale wine distribution and wine tours. The Company plans to integrate its RV space rentals with vineyards and wine tours for the goal of offering its RV clientele a different experience. In addition the company has initiated the development of an APP for wine tasting and wine tours in the Southern California area.

Current Operational Area Overview

It’s important to understand the future planning of the Temecula Valley Wine Country Area to further understand our future outlook on growth and growth potential.

The Temecula Valley Wine Country Policy Area is located easterly of the City of Temecula, Ca. (California) and westerly of Vail Lake, Ca. This region encompasses one of the most important agricultural lands in the County of Riverside, Ca. The many wineries and equestrian uses here provide a significant tourist attraction to the region, which in turn provides a continual economic benefit to the surrounding businesses. In addition, the Temecula Valley Wine Country area is an important part of the character of the Southwest Area Plan and has become ingrained in the culture of the surrounding communities. Three districts have been established for this policy area – Winery, Equestrian and Residential – to ensure long-term viability of the wine industry while protecting the community’s equestrian rural lifestyle.

In addition the area is becoming known for its wine tours through existing vineyards and wineries. Combined with Southern California’s winter time climate, the area has also become a destination for RVers escaping the winters as far away as Canada.

Current Operations

Initially we have acquired 10 acres of land in the Wine district of Temecula Valley Wine country for Recreational Vehicles to lease as vacation rental space. In addition we plan to develop a small vineyard on location. We plan on harvesting grapes from the vineyard for our private labeled wines to offer to our customers as well as for sale through our website and local establishments. We believe that focusing on land acquisition in the area for supporting the tourism industry that the Temecula wine country has developed can be a profitable and expanding business.

We have also worked with other local establishments for discounts for our customers which can add additional business to local establishments while enhancing our marketing abilities to potential customers. Some of the establishments that we currently work with are salons, spas, restaurants and vineyards that some of which have wine tasting and tours already established.

We have currently initiated development on site that we anticipate will enhance the leasing of the site for recreational vehicles and we have begun to lease the property for RV use.

We are also in process of developing an APP for wines which we anticipate will enable the user to have access to all the current information on wine tours in the Southern California area, the various wineries of Southern California, their labels, costs, specials and types of wines. It would also focus on the benefits of our RV property and our own private labeled wines.

Current RV Site Operations

Marketing

We will continue to work with other establishments in the Temecula Wine Country that are synergistic and attractive to RV tourism per our marketing plans. We also anticipate using many of the social media technologies currently available to market our RV property such as:

Twitter

Facebook

Instagram

Youtube

Vimeo

In addition we have initiated the production of a promotional film which will portray many of the highlights of the Temecula Wine Country as well as our property which we plan on using on Youtube and facebook as well as our website.

We currently lease our RV sites for $7,500 per month. We plan on leasing to a maximum of 4 RVs per month on our existing property. If we were to be fully leased up annually that would equate to $369,000. We do not believe that we would fill up annually as the summers in the Temecula wine country can be warmer than many tourists would prefer. We believe that our prime lease time will be from November to April. As this is our first operational season we cannot be certain of our total revenue potential. Although we intend to lease spaces on a monthly basis as we are currently doing, we may lease RV space on a weekly basis in the future. If we leased sites on a weekly basis we would lease sites for approximately $1,800 per week. At this time we have no intention of leasing space on a yearly basis.

Private Label Wine

Additionally we have initiated the process of private labeling wine with our label produced by a local vineyard both as a revenue source and as a promotional tool. Our cost per bottle, private labeled equates to approximately $7.00 which we plan on selling for $14.00 -$30 per bottle. Price point depends largely on the grapes used and the aging process. Sales will be made through our website and some local restaurants initially. Currently we are in the process of label design and winery selection.

Labeling and Selection of wine for Private label

Labeling

We are in process of label design for our privately labeled wine under our brand, RVino. We expect to have the design completed in the 2nd quarter of 2016. We anticipate working with one of the local wineries in Temecula for private labeling our wine and initiating bottling and labeling in the second quarter of 2016. Cost is expected to be approximately $5,000 for a minimum order. As we have not selected the winery or the type of wine we will initially bottle the exact price cannot be determined at this time .

Marketing

We have obtained the website Rvino.com. We may hire independent marketing consultants to aid in the marketing of our private labeled wine once we have established prices and final decisions on the type of wine we will initially sell. We expect to pay commissions of 10% for marketing services which will be paid upon receipt of funds for our product.

We are projecting the first sales of our private label to occur in the second quarter of 2016.

BUSINESS OBJECTIVES AND OPERATING STRATEGIES

In addition to the marketing of our current property; we plan on acquiring additional properties in the area for RV property as well as land for vineyard development. We believe there is synergy behind mixing RV property space with vineyards. We are offering RVers a different kind of experience by the combination of RV resort space commingled with vineyards. As an added attraction we plan on providing wine tour packages to local wineries as well as offering discounts to local restaurants and spas. We are not currently capitalized for acquisition of additional properties for either venture both of which would require additional funding for which at this time we have no immediate plans. We will explore potential financing from some form of debt and or equity financing in the future.

RV Property

We acquired our current 10 acre parcel for $108,258. Additional like kind acquisitions could cost considerable more, as much as $250,000 for the same amount of acreage depending upon the location. Projected costs to develop sites for RV leases could be as much as $100,000.

We also believe that we would need to hire additional personnel to manage additional sites which we estimate could cost as much as $40,000 annually for on-site management.

RV Industry

The RV industry is experiencing growth in both the number of RVs and the number of parks in the U.S. RV wholesale shipments reached an eight-year best of 356,735 units in 2014, an 11% gain over the 321,127 units shipped the previous year, according to RVIA’s (Recreational Vehicle Industry Association) December survey of manufacturers. Towable units ended the year at 312,784 units, a 10.6% increase over the 282,795 units shipped in 2013. Motorhomes climbed by 14.7% to 43,951 units from 38,332 units.

A newly published study shows that RV vacations cost substantially less than other forms of vacation travel, even when factoring in fuel prices and the cost of RV ownership. For a four-person travel party, the study found savings of 27-62%; a two-person travel party saved 11-48%. The research was conducted by PKF Consulting USA, and commissioned by RVIA. It updates previous vacation cost comparison studies done by PKF.

According to a recent Statista, 2015 report, revenue from the U.S. RV property industry increased from 4.40 Billion in 2009 to 4.83 Billion in 2014.

RV Park Competition

According to Statista the number of RV property establishments increased from 12,804 in 2009 to 13,828 in early 2015.

Our main competition will be from surrounding RV properties in the Southern California and more specifically the Temecula area. There are approximately 10 RV parks within a 50 mile radius of our property. Our current site is considerably more expensive than other sites in the area as we only will have 10 RVs at any given time on the property which equates to almost an acre per RV. We also aim to provide a different RV experience by providing wine tour packages and discounts to local establishments such as spas and restaurants in the area.

Wine and Vineyard Development

Land for Vineyard Development\Vineyard Development

We plan on acquiring additional land in the Temecula Wine Country for the development of vineyards and the sale of grapes and production of wine.

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

We believe costs for vineyard development to be as follows:

	Projected Approximate Costs ($)

Approximate Land Acquisition (10-20 acres)		100,000	200,000
Land Size	1 acre	10 acres	20 acres
Development of land for vineyard	5,000	50,000	100,000
Utilities (annual cost)	1,000	10,000	20,000
Management and/or consultant (annual cost)	4,000	4,000	4,000
Labor (annual cost)	5,000	50,000	100,000
Acquisition of grape stock	1,500	15,000	30,000
Harvesting of grapes	1,000	10,000	20,000
Bottling and labeling	25,200	252,000	504,000
Marketing	5,000	7,000	10,000

 Based on our projections: 1 acre would hold approximately 908 plants; 10 acres of vineyards could hold approximately 9,080 vines, while 20 acres could hold approximately18,160 grape vines. Once planted, newly planted vines take approximately four to five years to reach maturity and vineyards can be expected to have a useful life of 25 years before replanting is necessary.

Projected Vineyard Status

We have acquired 10 acres of land in the Temecula Wine country. We currently use 4 acres of the land for RV leasing. We plan to reduce the number of RV spaces to 4 once we initiate vineyard development on the land.

Development of land for vineyard-

We have already begun the development of the land for planting grape stock on 6 acres of our 10 acre parcel. We estimate that it will take an additional $19,000 to complete development for planting on 6 available acres. Should we decide to purchase an additional 10 acres in the future, that would add $50,000 to our land development costs.

Planting of grape stock-

We estimate that we will plant approximately 5,448 plants in the 3rd quarter of 2016. Estimated associated costs for planting including grape stock and labor is approximately $39,000. If an additional 10 acres were added, it would increase our costs by $65,000.

Harvesting of grapes

Harvesting is anticipated to take place in the 3rd quarter of 2019 at a cost of $6,000. A future plot of 10 acres would cost an additional $10,000 in harvesting costs.

Grapes for wine:

We would either sell the harvested grapes to local wineries or have the grapes bottled into our own wines.

Acquisition of existing vineyards or land for development of Vineyard

We anticipate that we will pursue the acquisition of other local vineyards or land to develop vineyards in the 2nd or 3rd quarter of 2016 .

Funding

We will continue to use some of our capital raised from our private offering as well as revenue from our RV leases to develop our existing vineyard site.

Acquiring additional vineyards or land for vineyard development will require additional funding from either equity or debt financing in the future. At this time we have no arrangements or plan for additional funding.

Profits

One acre equates to approximately 350 case equivalents (a case equating to 12 bottles of wine). 10 acres would equate to approximately 3,500 case equivalents, while 20 acres would equate to 7,000 case equivalents.

Our grape yields could be sold to other vineyards for bottling whereby we would simply harvest and sell the grapes or we could have the grapes bottled and private labeled for marketing and distribution. We believe that we could bottle and private label our own grapes for $6.00-$8.00 a bottle and sell for $14.00-$50.00 a bottle, or $168 to $600 per case. Wine making and grape growing are subject to a variety of agricultural risks.  Various diseases, pests and certain weather conditions can materially and adversely affect the quality and quantity of grapes available to us thereby materially and adversely affecting the supply of our products and its profitability.

Wine Market Opportunity

A combination of fundamental market changes in the United States create an opportunity for us, including:

Steady growth in the U.S. wine market:  Wine sales in the U.S. from all production sources—California, other U.S. states and foreign countries—increased 2% from the previous year to a new record of 360.1 million 9-liter cases with an estimated retail value of $34.6 billion," according to wine industry consultant Jon Fredrikson of Gomberg, Fredrikson & Associates in Woodside. Of the total, almost two-thirds or 207.7 million cases of California wine account for a 58% share of U.S. wine sales with an estimated retail value of $22 billion.   Including exports, 2012 California wine shipments to all markets in the U.S. and abroad reached 250.2 million cases. (Source Sacramento Business Journal April 8, 2013).

Private label model remains in its infancy:  Nielsen estimates that, in the United States, only 3.7% of wines, by dollar value, were sold through private labels in the year to date, as of August 2010, which was a 20% increase compared to the prior year.  Other mature wine markets have experienced considerably higher penetration; for example, private label wine sales make up 19% and 16% of total wine sales in the U.K. and Australia, respectively. The U.S. market appears poised for growth in this segment.

Declining brand loyalty:  Along with robust growth, the U.S. wine market has also witnessed a proliferation of new brands.

Rapid growth of internet retailing:Small but rapidly growing, we expect the internet segment to continue to outpace brick and mortar retailer sales, and we believe it is poised to surpass winery direct sales.

Significant direct to consumer sales growth: Tasting room and wine club sales are typically the highest gross margin sales for a winery.

Wine Industry Overview

“A recent IWSR survey commissioned by international wine and spirits exhibition Vinexpo has found that the United States is driving global wine consumption as the alcohol category’s largest wine market. Consuming 312.5 million cases of wine in 2013, the United States was the only market among the Top 10 wine-drinking countries to show growth compared with the previous year, according to the London-based source for wine and spirits analysis. Although the increase was lower than in preceding years, totaling 5 million more cases, its overall value was sustained by a shift in demand toward the higher end of the market, it reports. Between 2009 and 2013, global wine consumption increased by 2.7 percent to reach a total of 2.6 billion 9-liter cases, the equivalent to more than 31.7 billion bottles. The IWSR predicts that growth will accelerate by another 1 percent between 2014 and 2018 to reach 2.732 billion 9-liter cases or 32.78 billion bottles. “ (source: Beverage News February 2, 2015)

According to the Wine Institute, California wine shipments within the U.S. in 2014 were 224.9 million cases with an estimated value of $24.6 billion up from 215.4 million cases in 2013, with an estimated retail value of $23.1 billion.

California Wine Statistics:

•    California wine sales in the U.S. grew 6.7% in value and 4.4% in volume in 2014

•    Estimated retail value of 2014 California wine sales in the U.S. was $24.6 billion

•    Total California wine sales (in U.S. and exports) grew 3.7 percent in volume

•    2014 represents the 22nd consecutive year of growth for all wine sales in the U.S.

•    The U.S. has been the world’s largest wine market since 2010

Overall, the wine market is growing steadily in both developed and emerging economies.  Increasing disposable incomes, rising awareness about the medical benefits of wine, and the consumer shift toward consumption of premium alcoholic beverages are driving impressive growth in the wine industry.

Wine Competition

We will operate in a highly fragmented market that is nevertheless dominated in the United States by a handful of extremely large volume producers.  According to the Temecula Valley Wine Growers Association there are approximately 30 wineries in the Temecula Valley region and 71 growers. According to data from the U.S. Tax and Trade Bureau and the Wine Institute, in 2014 more than 10,417 wineries operated in the United States, with over 4,285 in California.

Fredrikson explained that value-priced wines made up 75% of California table wine volume in 2014 while premium wines accounted for 25% of wine volume but almost half (47%) of winery revenues. We believe that on a smaller scale, locally, we can compete specifically with these large producers and other wineries for “shelf space” at retailers and at restaurants, especially within the $15 to $50 per bottle range.  Within this range, we believe that the principal competitive factors are product quality, price, and unique label recognition, and we believe that we can compete favorably with respect to each of these factors.

We believe that we will be an extremely small competitor to other vineyards in the private label market, but we anticipate some of our chief competitors to be Winery Exchange Inc., the company co-founded by Phil Hurst, Vintage Wine Estates, Delicato Family Vineyards, Bronco Wines, E.&J. Gallo Winery, Constellation Brands, Inc. and other California and international wine producers.  While they operate strong businesses run by executives we respect, we believe the private label market is growing and has room for many players.

We recognize the tremendous competition that we would face; however, for a small Vineyard\Winery we believe that our market would be localized and that the appeal would be for a locally produced privately labeled wine.

Intellectual Property-Trademarks

IEC will maintain federal trademark registrations for its brands, proprietary products and certain logos, motifs and vineyard names.  International trademark registrations will also be maintained where it is appropriate to do so.  Each of the United States trademark registrations will be renewable indefinitely so long as the Company is making a bona fide usage of the trademark.  The Company believes that its trademarks will provide it with an important competitive advantage. At this time we have no trademarks pending or in place.

Employees

We are a new, developing company and currently have only two part-time employees, Nate Engel our CEO and Mary Davis our Secretary. As we further develop and market our products, we will need to hire additional employees.

Office and Facilities

We lease our office space which is located at 43020 Blackdeer Loop,Temecula, California 92590, phone is 951-296-1024. Our website is www.Internationalendeavorscorp.com and RVino.com

Regulation

Our businesses are regulated by governmental authorities in the jurisdictions in which we operate. Regulation relates to, among other things, management, licensing, foreign investment, use of confidential customer information and content. Our failure to comply with all applicable laws and regulations could result in, among other things, regulatory actions or legal proceedings against us, the imposition of fines, penalties or judgments against us or significant limitations on our activities. In addition, the regulatory environment in which we operate is subject to change. New or revised requirements imposed by governmental authorities could have adverse effects on us, including increased costs of compliance. Changes in the regulation of our operations or changes in interpretations of existing regulations by courts or regulators or our inability to comply with current or future regulations could adversely affect us by reducing our revenues, increasing our operating expenses and exposing us to significant liabilities. Our business involves risks of liability associated with the RV properties and the Wine industries, which could adversely affect our business, financial condition or results of operations. As such, we may face potential liability for any of the following:

defamation;
invasion of privacy;
copyright infringement;
actions for royalties and accountings;
trademark misappropriation;
trade secret misappropriation;
breach of contract;
negligence; and/or
other claims based on the nature and content of the materials distributed.

These types of claims have been brought, sometimes successfully, against merchandisers, online services and other manufacturers, developers and distributors. We could also be exposed to liability in connection with material available through our Internet sites. We currently do not have limited liability insurance and have no current plans to obtain such insurance which could have a material adverse effect on us.

Wine production and sales are subject to extensive regulation by the United States Department of Treasury Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the California Department of Alcohol Beverage Control (“CABC”) and other state and federal governmental authorities that regulate interstate sales, licensing, trade and pricing practices, labeling, advertising and other activities. In recent years, federal and state authorities have required warning labels on beverages containing alcohol.  Restrictions or taxes imposed by government authorities on the sale of wine could increase the retail price of wine, which could have an adverse effect on demand for wine in general. New or revised regulations or increased licensing fees or excise taxes on wine, if enacted, could reduce demand for wine and have an adverse effect on IEC’s business, negatively impacting IEC’s results of operations and cash flows.

IEC is also subject to a broad range of federal and state regulatory requirements regarding its agricultural operations and practices.  IEC’s agricultural operations are subject to regulations governing the storage and use of fertilizers, fungicides, herbicides, pesticides, fuels, solvents and other chemicals.  These regulations are subject to change and conceivably could have a significant impact on operating practices, chemical usage, and other aspects of  IEC’s business.

1A. RISK FACTORS

 RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE POSSIBILITY THAT YOUR ENTIRE INVESTMENT MAY BE LOST. AS SUCH, YOU ARE ENCOURAGED TO EVALUATE THE FOLLOWING RISK FACTORS AND ALL OTHER INFORMATION CONTAINED IN THIS PROSPECTUS BEFORE PURCHASING OUR COMMON STOCK. OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. ANY OF THE FOLLOWING RISKS COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND COULD RESULT IN COMPLETE LOSS OF YOUR INVESTMENT.

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We were incorporated in Nevada on May 7, 2014. We have limited financial resources and only limited revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to fully meet our expenses and totally support our anticipated activities.

All of our capital and assets have been provided by or acquired from our principal shareholders and third parties and through a Private Placement of the shares being Registered. We estimate that we may have sufficient capital to operate for the next twelve (12) months. We cannot assure you, however, that we will be able to sustain the business for the long term nor that we may not need to obtain additional capital in the future. We can also not assure you that we will be able to obtain any required financing on a timely basis, or if obtainable, that the terms will not materially dilute the equity of our current stockholders. If we are unable to obtain financing on a timely basis, we may have to significantly or entirely curtail our business objectives, which could result in our having to discontinue some of our operations and plans.

We have had net losses which creates substantial doubt about our ability to continue as a going concern.

Since inception, May 7, 2014 through December 31, 2015 we have had net losses. As we have limited operations and have yet to attain profitability our auditor has expressed substantial doubt about our ability to continue as a going concern. (See: Report Of Independent Registered Public Accounting Firm, page F-1).

We depend highly on our current president who has limited experience in running a public company.

We depend highly on Nate Engel, our CEO and director, who may be difficult to replace. Nate Engel at this point, only devotes approximately 25% of his time per week to our business, has only several years of industry experience and has not previously headed a public company. Our plan of operations is dependent upon the continuing support and business expertise of Nate Engel.

Loss of our CEO could adversely affect our business

Loss of Nate Engel could slow the growth of our business, or it may cease to operate at all, which may result in the total loss of investor's investments.

Our management has limited experience in running a public company

Nate Engel, has no experience in running a public company. He is vaguely familiar with the reporting requirements of the Securities and Exchange Commission. Nate Engel will rely on the expertise of outside counsel and consultants to insure proper filing and the meeting of deadlines.

There are increased costs and regulations associated with operating a public company and with only two officers and directors we will have limited internal accounting controls.

There are a number of expenses and costs associated with operating a public company including filing expenses, transfer agent, stock issuance and maintenance costs, accounting, legal and auditing expenses that will materially increase the company's operating expenses and make it more difficult for the company's businesses to produce operating profits. Our CEO has no prior experience managing a public company. With only two officers and directors there will be no internal oversight to the company's financial reporting, initially, except from the company's outside auditors.

There is no assurance of a public market or that the common stock will ever trade on a recognized exchange. Therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our common stock. Our shares are not and have not been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to file the necessary documents with finra, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

Since two stockholders, upon completion of the offering will beneficially own the significant majority of our outstanding common shares, they will retain the ability to potentially control our management and the outcome of corporate actions requiring stockholder approval notwithstanding the overall opposition of our other stockholders. This concentration of ownership could discourage or prevent a potential takeover of our company that might negatively impact the value of your common shares.

Nate Engel owns approximately 33% of our outstanding common shares and Mary Davis owns approximately 28% and will continue to do so after the filing of this registration statement. As a consequence of his stock ownership position, Nate Engel and Mary Davis will retain the ability to elect a majority of our board of directors, and thereby control our management. Nate Engel and Mary Davis also have the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, any private transactions, and other extraordinary transactions. The concentration of ownership by Nate Engel and Mary Davis could discourage investments in our company, or prevent a potential takeover of our company which will have a negative impact on the value of our securities.

Because of competitive pressures from competitors with more resources, IEC may fail to implement its business model profitably.

RV parks and the wine industry are extremely competitive and dominated by several large entities. The market for customers is intensely competitive and such competition is expected to continue to increase (see "competition"). We believe that our ability to compete depends upon many factors within and beyond our control, including the timing and market acceptance of new solutions and enhancements to existing businesses developed by us, our competitors, and their advisors.

We are dependent on the popularity of our products.

Our ability to generate revenue and to be successful in implementing our business plan is dependent on our ability to market our current property for RVs and acquire, and develop additional properties.

Our plans to acquire and develop additional land for vineyards may not happen due to a lack of expertise and funding.

Our ability to acquire additional land for vineyard production or RV properties may not occur due to our inexperience in locating properties and our lack of capital for acquisition of additional land which could have a negative impact on our plans to grow.

Vineyards are subject to diseases.

Should we be successful in establishing a vineyard, vineyards are subject to diseases which could destroy crops. As a small company it would be difficult for us to sustain a loss of a grape stock once the vineyard is established. Diseases could spread to where it could cause us to lose our entire grape stock.

We have no experience in the industries we endeavor to grow.

Our management has no experience in the RV property or vineyard\wine industries. We will depend on outside consultants for property acquisition for RV properties and vineyards as well as for the development of those properties. If we are unable to hire outside consultants due to lack of funds our ability to expand and to operate would be negatively impacted.

As a small company it is doubtful that we could compete in the RV property or wine industry.

We are a newly formed, small undercapitalized company. It will be difficult for us to compete in either the RV property industry or the vineyard\wine industries.

Drought in Southern California could affect out ability to establish a vineyard.

Drought in southern California has been severe in the last few years. We will depend on wells and the aquifer systems below ground for water for vineyard growth. If water should become unavailable it would cause us to potentially lose any vineyards which we may have established.

Wine production and sales are subject to extensive regulation.

Wine production and sales are subject to extensive regulation by the united states department of treasury alcohol and tobacco tax and trade bureau (“TTB”), the California department of alcohol beverage control (“CABC”) and other state and federal governmental authorities that regulate interstate sales, licensing, trade and pricing practices, labeling, advertising and other activities. In recent years, federal and state authorities have required warning labels on beverages containing alcohol.  Restrictions or taxes imposed by government authorities on the sale of wine could increase the retail price of wine, which could have an adverse effect on demand for wine in general. New or revised regulations or increased licensing fees or excise taxes on wine, if enacted, could reduce demand for wine and have an adverse effect on our business, negatively impacting our results of operations and cash flows.

Agricultural operations are subject to a broad range of federal and state regulatory requirements.

We are also subject to a broad range of federal and state regulatory requirements regarding our agricultural operations and practices.  Agricultural operations are subject to regulations governing the storage and use of fertilizers, fungicides, herbicides, pesticides, fuels, solvents and other chemicals.  These regulations are subject to change and conceivably could have a significant impact on operating practices, chemical usage, and other aspects of our business.

We may be unable to compete with larger or more established companies.

We face a large and growing number of competitors in the RV property and vineyard\wine industries. Many of these competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition, and more established relationships in the industry than does the company. As a result, many of these competitors are in a better position to compete with us for product and customers. We cannot be sure that we will be able to compete successfully with existing or new competitors.

We may require additional financing in order to implement our business plan.

In the event we are unable to acquire additional financing, we may not be able to implement our business plan resulting in a loss of revenues and ultimately the loss of any shareholder's investment.

There is a potential for dilution should we engage of some form of fund raising in the future.

In the event that we engage in some form of fund raising in the future it is likely that there will be dilution of current ownership of shares.

Due to our limited operating history, we will have to use all our existing resources to market our existing products and develop our distribution channels.

Following this offering we may need to raise additional funds to expand our operations. We may raise additional funds through private placements, registered offerings, debt financing or other sources to maintain and expand our operations, although at this time there is no plan in effect to do so. Adequate funds for this purpose on terms favorable to us may not be available, and if available, on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our stockholders will lose part or all of their investment.

We may be subject to claims of trademark infringement, which may harm our business.

The company currently has not filed any patents, trademarks or copyrights for its products. We may be subject to legal proceedings alleging claims of trademark infringement in the future. If we must rebrand, it may result in significant marketing expenses and additional management time and resources, which may adversely affect our business.

Additionally, we cannot guarantee that should we patent, copyright or trademark any of our products that our patents, trademarks or copyrights will be completely protected. This could cause harm to our brand and ultimately, to us. We could also spend additional time and resources fighting other entities that might infringe upon our trademarks and/or copyrights.

We may be unable to scale our operations successfully.

Our growth will place significant demands on our management and technology development, as well as our financial, administrative and other resources. We cannot guarantee that any of the systems, procedures and controls we put in place will be adequate to support the commercialization of our operations. Our operating results will depend substantially on the ability of our officer to manage changing business conditions and to implement and improve our financial, administrative and other resources. If we are unable to respond to and manage changing business conditions, or the scale of our products, services and operations, then the quality of our services, our ability to retain key personnel and our business could be harmed.

Our officers have little experience in the businesses we are entering and he will be reliant on consultants and others who have greater management experience. The lack of experience in all of the businesses we are entering could impact our return on investment, if any.

As a result of our reliance on our officers and their lack of experience in developing comparable businesses, our investors are at risk in losing their entire investment. The company intends to hire personnel in the future who will have the experience required to manage our company, when the company is sufficiently capitalized. Until such management is in place, we are reliant upon our officers, who are our only employees, to make the appropriate management decisions.

As there is no public market for our common shares, they are an illiquid investment and investors may not be able to sell their shares.

No market currently exists for our securities and we cannot assure you that such a market will ever develop, or if developed, will be sustained.

Our common stock is not currently eligible for trading on any stock exchange and there can be no assurance that our common stock will be listed on any stock exchange in the future. We intend to apply to be quoted on the over-the-counter (OTC) markets trading system pursuant to rule 15c2-11 of the securities exchange act of 1934, but there can be no assurance we will obtain such a listing. The bulletin board tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make a market in particular stocks. There is a greater chance of market volatility for securities that trade on the bulletin board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including: the lack of readily available price quotations; the absence of consistent administrative supervision of "bid" and "ask" quotations; lower trading volume; and general market conditions. If no market for our shares materializes, you may not be able to sell your shares or may have to sell your shares at a significantly lower price.

If our shares of common stock are actively traded on a public market, they will in all likelihood be penny stocks.

The securities enforcement and penny stock reform act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. Sec regulations generally define a penny stock to be an equity security that has a market or exercise price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on nasdaq and any equity security issued by an issuer that has net tangible assets of at least $100,000, if that issuer has been in continuous operation for three years. Unless an exception is available, the regulations require delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, details of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for securities that become subject to the penny stock rules. Since our securities are highly likely to be subject to the penny stock rules, should a public market ever develop, any market for our shares of common stock may not be liquid.

Because our securities may be subject to penny stock rules, you may have difficulty reselling your shares.

Since our stock may be subject to penny stock rules, you may have difficulty reselling your shares. Penny stocks are covered by section 15(g) of the securities exchange act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer may be required to make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

This statement contains forward looking statements which are speculative in nature.

This statement contains forward-looking statements. These statements relate to future events or our future financial performance. Forward looking statements are speculative and uncertain and not based on historical facts. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including those discussed under "business description" and "corporate background" although the company believes that the expectations reflected in the forward-looking statements are reasonable, future results, levels of activity, performance, or achievements cannot be guaranteed. The reader is advised to consult any further disclosures made on related subjects in our future SEC filings.

We have not paid, and do not intend to pay, cash dividends in the foreseeable future.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Dividend payments in the future may also be limited by other loan agreements or covenants contained in other securities that we may issue. Any future determination to pay cash dividends will be at the discretion of our board of directors and depend on our financial condition, results of operations, capital and legal requirements and such other factors as our board of directors deems relevant.

ITEM 2. DESCRIPTION OF PROPERTY

CORPORATE INFORMATION

Office and Facilities

Our offices are located at 43020 Blackdeer Loop,Temecula, California 92590, phone is 951-296-1024. Our website is www.Internationalendeavorscorp.com and RVino.com.

WEBSITE POSTING OF SEC FILINGS

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, on our website and can be accessed on the SEC's Edgar database. Further, a copy of this annual report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Bankruptcy or Receivership or Similar Proceedings

None.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock is not yet listed on the OTC or any other market at December 31, 2015.

At Year end December 31. 2015 we had 12,470,338 shares of our common stock outstanding and the number of stockholders of record of our common stock was 42.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a "smaller reporting company" as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We were incorporated in Nevada on May 7, 2014 and we have elected, for the purpose of filing our Registration Statement with the SEC and preparing our audit, December 31 as our fiscal year end.

We have acquired 10 acres of land in the Wine district of Temecula Valley Wine country for Recreational Vehicles to lease as vacation rental space for $108,258. We have completed $11,800 in development work on the property. In addition we plan to develop a small vineyard on location. We plan on harvesting grapes from the vineyard for our private labeled wines to offer to our customers as well as for sale through our website and local establishments. We believe that focusing on land acquisition in the area for supporting the tourism industry that the Temecula wine country has developed can be a profitable and expanding business. We are also in the planning process of private labeling wines produced from a local vineyard.

We began leasing spaces on the property in November of 2014 at a rate of $7,500 per month.

During the year ended December 31, 2015 we had revenues of $19,500 from the leasing of our RV property, and revenues of $ 67,400 from our wine tours with cost of goods from wine tours being $15,597 and  total operating expenses of $170,988, and a net loss of $102,045.

It is the intention of the Company to continue to develop and market our existing property in the Temecula Valley Wine country in Southern California, develop part of our existing property as a vineyard, private label wines from local vineyards for sale, increase our wine tour business and look forward towards acquiring additional properties for both the development of RV property as well as vineyards. In addition we plan on the continuation of the development of an APP for the wine industry as well as to continue development of our wine label RVino.

Plan of Operations

RV Site Operations

We currently lease our RV sites for $7,500 per month. We plan on leasing to a maximum of 4 RVs per month on our existing property. We plan on continuing to market our RV sites. If we were to be fully leased up annually that would equate to $360,000. We do not believe that we would fill up annually as the summers in the Temecula wine country can be warmer than many tourists would prefer. We believe that our prime lease time will be from November to April. As this is our first operational season we cannot be certain of our total revenue potential. Although we intend to lease spaces on a monthly basis as we are currently doing, we may lease RV space on a weekly basis in the future. If we leased sites on a weekly basis we would lease sites for approximately $1,800 per week. At this time we have no intention of leasing space on a yearly basis. We currently have leased spaces for a total of $19,500 through the year ended December 31, 2015.

Private Label Wine

We are in process of label design for our privately labeled wine under our brand, RVino. We expect to have the design completed in the 2nd quarter of 2015. We anticipate working with one of the local wineries in Temecula for private labeling our wine and initiating bottling and labeling in the second quarter of 2016. Cost is expected to be approximately $5,000 for a minimum order. As we have not selected the winery or the type of wine we will initially bottle the exact price cannot be determined at this time.

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

Wine Tours

We conducted wine tours at the year ended December 31, 2015 and generated revenues of $67,400. Cost of goods for the wine tours was $17,957. We plan on continuing to market and develop our wine tours in the future.

As at December 31, 2015 the Company had $8,996 of cash on hand, total assets of $159,138 and $3,200 of liabilities.

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

For the year ended December 31, 2014, all payments met the above criteria thereby allowing for the recognition of revenue for the lease arrangements upon the signing of the lease agreement. Revenue from wine tours is recognized at the time of payment for the tour.

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

Capital Expenditures

We capitalize expenditures for land improvement when they are not part of normal maintenance. In December of 2014 we have capitalized improvements on our 10 acre parcel of land which were specifically for grading of the land to make the land usable for our RV lease operation. To date we have paid $11,800, as a capital expenditure, for the grading of the property. We have also paid $26,,500 for web development costs. To date we have paid $35,500 for web development costs.

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

Results of Operations

For The Year Ended December 31, 2015 and for the Year Eended December 31, 2014.

For the year ended December 31, 2015 we had gross revenues of $86,900, $67,400 which was derived from our wine tours and $19,500 derived from the leasing of our RV property and total operating expenses of $170,988 consisting of advertising and marketing of $53,978, consulting fees of $13,000, professional fees of $38,267, APP development costs of $19,000, office rent of $6,835, salaries of $13,650, and general and administrative fees of $7,020, depreciation expense of $7,416, fees of $656 and travel expenses of $11,166 and consequently a net loss of $170,988 for the year.

For the year ended December 31, 2014 we had gross revenues of $30,000, derived from the leasing of our RV property and total operating expenses of $207,253 consisting of advertising and marketing of $34,500, consulting fees of $85,381, professional fees of $9,000, APP development costs of $45,000, office rent of $10,685, salaries of $14,786, and general and administrative fees of $2,304, fees of $597 and commissions of $5,000 and consequently a net loss of $207,253 for the year.

Liquidity and Capital Resources

For The Year Ended December 31, 2015 and for the Year Ended December 31,2014

As at December 31, 2015 the Company had cash on hand of $8,996, total assets of $159,138, total liabilities of $3,200 and stockholders' equity of $155,938.

As at December 31, 2014 the Company had cash on hand of $96,425, total assets of $226,983, total liabilities of $8,000 and stockholders' equity of $218,983.

The Company's cash was generated from revenue from the leasing of its RV property and proceeds from its wine tours and a Private Placement of its shares.

The Company believes it may have sufficient cash resources available to fund its primary operation for the next twelve (12) months. The Company has no, current, off balance sheet arrangements and does not anticipate entering into any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition.

The Company has no agreements in place with its shareholders, officers and directors or with any third parties to fund operations beyond the end of the Company's 2015 year ended December 31, 2015. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Our auditor's report states the following with regard to our ability to continue as a going concern, “The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty”.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a "smaller reporting company" as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS.

FINANCIAL STATEMENTS

INTERNATIONAL ENDEAVORS CORPORATION

f-1

GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS
10544 ALTON AVE NE
SEATTLE, WA  98125
206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
International Endeavors Corporation

We have audited the accompanying balance sheets of International Endeavors Corporation as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, subject to the following paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of International Endeavors Corporation for the year ended December 31, 2015 and 2014 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

April 11, 2016

f-2

INTERNATIONAL ENDEAVORS CORPORATION

BALANCE SHEET

	December 31, 2015 (Audited)	December 31, 2014 (Audited)
Assets
Current Assets
Cash	$8,996	$96,425
Accounts Receivable	-	6,500
Total Current Assets	8,996	102,925
Fixed Assets
Land	108,258	108,258
Land Improvement	11,800	11,800
Total Fixed Assets	120,058	108,258
Other Assets
Web development costs	37,500	4,000
Amortization Website	(6,637)	-
Accumulated Depreciation Land Development	(779)	-
Total Other Assets	$30,084	$15,800
Total Assets	159,138	226,983
Liabilities And Stockholders' Equity
Current Liabilities
Accounts Payable	3,200	4,500
Salary Payable	-	3,500
Total Liabilities	3,200	8,000

Stockholders' Equity
Common stock $0.001 par value 75,000,000 shares authorized 12,470,338 shares issued and outstanding at December 31, 2015 and 12,210,337 shares issued and outstanding at December 31, 2014	12,470	12,210
Additional paid-in-capital	422,766	384,026
Accumulated Earnings (deficit)	(279,298)	(177,253)
Total Stockholders' Equity	155,938	218,983
Total Liabilities and Stockholders' Equity	$159,138	$226,983

See accompanying notes to Audited financial statements.

f-3

INTERNATIONAL ENDEAVORS CORPORATION

STATEMENTS OF OPERATIONS

	December 31, 2015 (Audited)	December 31, 2014 (Audited)
Revenue
Sales	86,900	30,000
Total Revenue	86,900	30,000

Cost of Goods sold
Cost of Goods	17,957	-
Gross Profit	68,943	30,000

Operating Expenses
Consulting services	13,000	85,381
Depreciation Expense	779	-
Amortization Expense	6,637
Professional fees	38,267	9,000
Advertising and marketing	53,978	34,500
APP Development	19,000	45,000
Fees	656	597
General & Administrative	7,020	2,304
Office Rent	6,835	10,685
Travel	11,166	-
Commissions		5,000
Salary	13,650	14,786
Total Operating Expenses	170,988	207,253

Income/(Loss) from continuing operations	(102,045)	(177,253)

Income (loss) before income taxes	(102,045)	(177,253)

Net Income (loss)	(102,045)	$(177,253)

Basic and Diluted Income (Loss) Per Share from continuing operations	$(0.00)	$(0.00)	*
Basic and Diluted Income (Loss) Per Share from all operations	$(0.00)	$(0.00	)*
Weighted Average of Common Shares Outstanding basic and diluted	12,431,543	10,180,128

 * denotes income or loss of less than $0.01 per share

See accompanying notes to Audited financial statements.

f-4

INTERNATIONAL ENDEAVORS CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

 (Audited)

	Common Stock Number of Shares		Amount		Additional Paid in Capital		Accumulated Earnings (Deficit)		Total
		$		$		$		$
Stock issued as founders shares	300,000		300		—		—		300
Stock issued for services, related party	7,286,000		7,286		—		—		7,286
Stock issued for cash consideration	1,919,335		1,919		260,981		—		262,900
Stock issued for services	2,705,000		2,705		123,045		—		125,750

Net loss for the year ended December 31, 2014	—		—		—		(177,253)		(177,253)
Balance, December 31, 2014	12,210,337		$12,210		$384,026		$(177,253)		$218,983

Stock issued for cash consideration	260,001		260		38,740		—		39,000

Net loss for the year ended December 31, 2015	—		—		—		(102,045)		(102,045)
Balance, December 31, 2015	12,470,338		$12,470		$422,766		$(279,298)		$155,938

See accompanying notes to audited financial statements.

f-5

 INTERNATIONAL ENDEAVORS CORPORATION

STATEMENT OF CASH FLOWS

	December 31, 2015 (Audited)	December 31, 2014 (Audited)
Cash Flows from Operating Activities
Net Income (loss)	$(102,045)	$(177,253)

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by (Used In) Operating Activities:
Accounts Receivable	6,500	(6,500)
Accounts Payable	(4,800)	8,000
Stock for Services	-	133,336
Accumulated Depreciation and amortization	7,416	-
Net Cash Provided by Operating Activities-continuing operations	(92,929)	(42,417)

Investing Activities
Website	(33,500)	(4,000)
Land		(108,258)
Land Improvement	-	(11,800)
Net Cash provided by Investing Activities	(33,500)	(124,058)

Financing Activities
Paid in Capital	39,000	262,900
Net Cash Provided by Financing Activities	39,000	262,900

Increase (decrease) in Cash	(87,429)	96,425

Cash at Beginning of Year	96,425	-

Cash at End of Year	$8,996	$96,425

See accompanying notes to Audited financial statements.

 Supplemental Disclosure of Non-Cash Investing and Financing Activities:

December 31, 2014-7,586,000 Restricted shares were issued to Related Parties.

December 31, 2014-2,705,000 Shares were issued for Services.

f-6

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

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of the years ended December 31, 2015 and December 31, 2014.

ESTIMATES

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2015 and 2014.

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

f-7

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

INTERNAL WEBSITE DEVELOPMENT COSTS

Under ASC350-50, Website Development Costs , costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred. Under ASC 350-50, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit. The Company’s website asset was computed using a useful life of the asset of five years. As such the asset was depreciated $6,637 as of December 31, 2015.

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

f-8

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

For the years ended December 31, 2015 and 2014, all payments met the above criteria thereby allowing for the recognition of revenue for the lease arrangements upon the signing of the lease agreement and for the wine tours upon acceptance of payment for the tour. When non-refundable payments do not meet this criteria, the revenues are recognized over the expected period of performance. We periodically review for any expected period of substantial involvement under the agreements that provide for non-refundable up-front payments. If ever applicable, we will adjust the amortization periods when appropriate to reflect changes in assumptions relating to the duration of our expected involvement.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”.  The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively.  The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements for the Company. As a result the Company has elected not to present inception numbers in accordance with ASU-2014-10.

f-9

Note 2 - Uncertainty, going concern:

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of December 31, 2015 the Company had an accumulated deficit of $279,298 and as of December 31, 2014 the Company had an accumulated deficit of $177,253. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 3- Assets

The Company has acquired land in the wine country of Temecula, California for the price of $108,258. Since the acquisition we have paid $11,800 for the development of the land for the purpose of leasing to Recreational Vehicles. The Company’s website asset was capitalized at $37,500 as of December 31, 2015.

The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to fifteen years. The Company’s land improvement asset was computed using a useful life of the asset of fifteen years. As such the land improvement asset was depreciated $779 as of December 31, 2015.

Note 4- Advertising and Marketing

The Company expenses advertising and market development costs as incurred. Total advertising and marketing costs recorded in advertising and marketing expenses were approximately $53,978 and $34,500 for the years ended December 31, 2015 and 2014, respectively.

Note 5- Cost of Goods

Cost of Goods and Services revenue is primarily comprised of costs for our wine tours for the year ended December 31, 2015. In the prior year ending December 31, 2014, we had no wine tours and thus no Cost of Goods or Services.

f-10

Note 6 - Related Party Transactions

Restricted shares in the amount of 7,586,000 shares were issued in lieu of cash of which 4,086,000 shares were issued to Nate Engel at a par value of $.001 per share and 3,500,000 shares were issued to Mary Davis at par value of $.001 per share on May 27, 2014.

Note 7 – Common Stock

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

On December 4, 2014, the Company issued 200,000 shares at $.10 per share to Roy Wilson Jr. for marketing services relating to procuring customers for RV space rental, wine touring events and aiding in sales presentations in the Las Vegas, Nevada area.

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

1,419,335 shares were issued at $.15 per share for $ 212,900

At December 31, 2014 there 12,210,337 shares issued and outstanding.At the year ended December 31, 2015 the company had issued 260,001 shares to three shareholders for $39,000 at a price of $.15 per share via a Private offering of the company’s shares.

At December 31, 2015 there were 12,470,338 shares issued and outstanding.

f-11

Note 8 – Income Taxes

We account for income taxes in accordance with FASB ASC 740, Income Taxeswhich requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Note 9 – Subsequent Events

Management has reviewed events between December 31, 2015 to the date that the financials were issued, April 11, 2016, and there were no significant events identified for disclosure.

f-12

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes or disagreements with Accountants.

ITEM 9A.   CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer believe that:

á

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

á

Our disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to our management, and made known to our Chief Executive Officer and Chief Financial Officer, particularly during the period when this Annual Report was prepared, as appropriate to allow timely decisions regarding the required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2015.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.  Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2015. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, our management has concluded that, as of December 31, 2015, our internal controls over financial reporting were effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Gillespie & Associates, PLLC, the Company's independent registered public accounting firm, issued an audit report as of December 31, 2015, which is included herein.

Changes In Controls Over Financial Reporting

During the fourth quarter of fiscal 2015, there were no changes to our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers and Directors

The following table and subsequent discussion contains the complete and accurate information concerning our directors and executive officers, their ages, term served and all of our officers and their positions, who will serve in the same capacity with us upon completion of the offering.

Name	Age	Term Served	Title / Position(s)
Nate Engel	32	Since inception, May 13, 2014	CEO, CFO and Director
Mary Davis	61	Since inception, May 20, 2014	Secretary and Director

There are no other persons nominated or chosen to become directors or executive officers nor do we have any employees other than above.

Nathan Engel, has served as President, CFO and Director of the company since inception. He has worked in the technological area of the automotive industry since 2002. He has a degree from the Universal Technical Institute in 2003. He has been the manager of Degrees of Freedom in Murrieta, Ca from 2010 to the present where he not only managed all operations but was proficient in CAD/CAM designs as well as the technological development and fabrication of various machineries. He has also assisted in the fabrication of equipment designed for the wine industry. The Company believes that Nate’s experience in the technological aspects of equipment design, especially in the wine industry, as well as his analytical capabilities towards technical planning will be an asset to the Company.

Mary Davis, has been Secretary of the company since inception. From 2001 to 2005 she managed a 12 store retail chain in Orange county, CA. From 2008 to 2011 she managed a large retail chain of salons in Palm Beach, Fla. for Ratner Co. Since 2011 to the present time she has worked in the real estate industry, as well as working with the Company since the Company’s inception. The company anticipates that her marketing experience and real estate background will be an asset in developing marketing concepts and assisting in land acquisitions for the Company.

Our directors will hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

No officer, director, or persons nominated for such positions and no promoters or significant employee of IEC has been involved in legal proceedings that would be material to an evaluation of officers and directors.

Indemnification of Directors and Officers

Except as permitted by the Wyoming Revised Statutes, the Company's Articles of Incorporation do not provide for any additional or different indemnification procedures. At present, there is no pending litigation or proceeding involving a director, officer or employee of the Company regarding which indemnification is sought, nor is the Company aware of any threatened litigation that may result in claims of indemnification. The Company has not obtained director's and officer's liability insurance, although the board of directors of the Company may determine to investigate and, possibly, acquire such insurance in the future.

We have agreed to indemnify each of our directors and certain officers against certain liabilities, including liabilities under the Securities Act of 1933.

Currently we do not maintain any directors' and officers' liability insurance covering our directors and officers against expenses and liabilities arising from certain actions to which they may become subject by reason of having served in such role.

At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required under Wyoming law. We are not aware of any threatened litigation or preceding that might result in a claim for such indemnification.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the provisions described above, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires officers, directors and persons who own more than 10% of a registered class of our equity securities of a company that has a class of common stock registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all forms filed pursuant to Section 16(a).

Based solely on a review of the copies of such reports furnished to us, we believe that our officers and directors and our principal stockholder who are required to file reports pursuant to Section 16(a) of the Exchange Act complied with all of the Section 16(a) filing requirements applicable to them with respect to the last fiscal year, except that our officers and directors and shareholder failed to file a Form 3 after we registered our common stock under Section 12(g) of the Securities Exchange timely. All of the Form 3's have now been filed and the Company has taken action to insure that all future Section 16(a) reports are timely filed.

Employment Agreements

On May 13, 2014 we entered into any employment agreement with Nate Engel to serve as CEO, and Director whereby per the agreement he Company shall pay to Employee a base salary of $1,000 per month, in addition to 3,786,000 shares of common stock, plus applicable bonuses as are awarded by the Board of Directors from time to time based on performance, which may either be paid in stock or cash at the discretion of the Board. On May 20, 2014 we entered into an employment agreement with Mary Davis whereby Employee has agreed to compensation in the form of 3,500,000 restricted shares of common stock at a par value of $0.001. The Employment agreements stipulate that the salary “shall terminate when the Board of Directors or shareholders vote to terminate”.

Conflict of Interest - Management's Fiduciary Duties

Our directors and officer or may become, in their individual capacity, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

Executive Compensation

 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Nate Engel, CEO	2014	7,500-	3,786	-	-	-	-	11,286
	2015	13,650	-	-	-	-	-	13,650
Mary Davis, Secretary	2014	-	3,500	-	-	-	-	3,500
	2015	-	-	-	-	-	-	-

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2015.

Compensation of Officers and Directors

We paid $11,286 in salaries to Nate Engel in the period from inception to December 31, 2014 inclusive of common shares in lieu of a salary totaling 3,786,000 shares at a par value of $.001 ($3,786). He was also issued 300,000 shares at $0.001 per share for formation costs of $300. Mary Davis was granted common shares in lieu of a salary totaling 3,500,00 shares at par value of $.001 per share ($3,500). There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director.

We paid $13,650 in salaries to Nate Engel in the year ended December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2015, information concerning ownership of our securities by:

-	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

-	Each person who owns beneficially more than five percent of the outstanding shares of our preferred stock;

-	Each director;
23

-	Each named executive officer; and

-	All directors and officers as a group.

BENEFICIAL OWNERS AND MANAGEMENT EQUITY POSITION(S)

The table below sets forth, as of December 31, 2015, certain information with respect to the beneficial ownership of the common stock of our Company by each person who we know to be beneficial owner of more than 5% of any class or series of our capital stock, each of the directors and executive officers individually, and all directors and executive officers as a group. Unless otherwise indicated, each person named in this table has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*	Percent of Class
Common	Nate Engel – CEO	4,086,000	33%
Common	Mary Davis-Secretary	3,500,000	28%

 *As of December 31, 2015 these are the only beneficially owned shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the Company's fiscal year ended December 31, 2015 and 2014, we were billed approximately $7,700 and $7,800, respectively for professional services rendered for the audit and reviews of our financial statements that were provided by Gillespie.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

The following documents are filed as part of this report:

Financial Statements and Financial Statement Schedules

The financial statements are included in Item 8 of this Form 10-K.

Exhibits Required by Item 601 of Regulation S-K

Exhibit No. Description

23.1 Consent of Certified Public Accountant

31 Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

32 Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

* incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2016	INTERNATIONAL ENDEAVORS CORPORATION

	By:	/s/ Nate Engel
Nate Engel,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/S/ Nate Engel Nate Engel	Director, President, (Principal Executive, Officer)	April 14, 2016

