Form 10-Q
period 2016-03-31
International Endeavors Corp
filed 2016-05-17
CIK 1611046

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2016
Common Stock, $0.001 par value per share	12,470,338

TABLE OF CONTENTS

PART I. – FINANCIAL INFORMATION

FINANCIAL STATEMENTS

INTERNATIONAL ENDEAVORS CORPORATION

ITEM 1. –FINANCIAL STATEMENTS

INTERNATIONAL ENDEAVORS CORPORATION

BALANCE SHEET

	March 31, 2016 (Unaudited)	December 31, 2015 (Audited)
Assets
Current Assets
Cash	$445	$8996
Accounts Receivable	-	-
Total Current Assets	$445	$8,996

Fixed Assets
Land	108,258	108,258
Land Improvement	11,800	11,800
Accumulated Depreciation Land Development	(973)	(779)
Total Fixed Assets	$119,085	$119,279

Other Assets
Web development costs	37,500	37,500
Accumulated Depreciation Website	(8,491)	(6,637)
Pre-Paid Rent	748	0
Total Other Assets	$29,757	$30.863

Total Assets	$149,287	$159,138

Liabilities And Stockholders' Equity

Current Liabilities
Accounts Payable	$3,200	$3,200
Salary Payable	-	-
Total Current Liabilities	$3,200	$3,200
Commitments and Contingencies
Stockholders' Equity
Common stock $0.001 par value 75,000,000 shares authorized 12,470,338 shares issued and outstanding at March 31, 2016 and 12,470,338 shares issued and outstanding at December 31, 2015	12,470	12,470
Additional paid-in-capital	422,766	422,766
Accumulated Earnings (deficit)	(289,149)	(279,298)
Total Stockholders' Equity	$146,087	$155,938

Total Liabilities and Stockholders' Equity	$149,287	$159,138

See accompanying notes to unaudited financial statements.

INTERNATIONAL ENDEAVORS CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	March 31, 2016 (Unaudited)	March 31, 2015 (Unaudited)

Revenue
Sales	$7,000	$13,600
Total Revenue	$7,000	$13,600

Cost of Goods sold
Cost of Goods	$-	$6,000
Gross Profit	$7000	$7,600

Operating Expenses
Consulting services	$5,000	$9,500
Depreciation Expense	194	197
Amortization	1,854	1,525
Professional fees	4,321	13,625
Advertising and marketing	700	31,815
APP Development	-	19,000
Fees	216	25
General & Administrative	1,469	1,615
Office Rent	3,097	1,495
Travel	-	9,441
Salary	-	4,000
Total Operating Expenses	$16,851	$92,238

Income/(Loss) from continuing operations	$(9,851)	(84,638)

Income (loss) before income taxes	$(9,851)	$(84,638)

Net Income (loss)	$(9,851)	$(84,638)

Basic and Diluted Income (Loss) Per Share from continuing operations	$(0.00)*	$(0.00)	*
Basic and Diluted Income (Loss) Per Share from discontinued operations		—
Basic and Diluted Income (Loss) Per Share from all operations	(0.00)*	(0.00)	*

Weighted Average of Common Shares Outstanding basic and diluted	$12,470,338	$12,263,113

 * denotes income or loss of less than $0.01 per share

See accompanying notes to unaudited financial statements.

INTERNATIONAL ENDEAVORS CORPORATION

               STATEMENT OF CASH FLOWS

		Three Months Ended	Three Months Ended
		March 31, 2016 (Unaudited)	March 31, 2015 (Unaudited)
Cash Flows from Operating Activities
Net Income (loss)		$(9,851)	$(84,638)
Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by (Used In) Operating Activities:
Accounts Receivable			6,500
Accounts Payable			(3,000)
Accumulated Depreciation		194	1,722
Accumulated Amortization		1854
Prepaid Rent		(748)	(2,990)
Stock for services			-
Net Cash Provided by Operating Activities-continuing operations		$(8,551)	$(82,406)

Net Cash Provided by (used in) Operating Activities		$(8,551)	$(82,406)

Investing Activities
Website	$		$(26,500)
Net Cash provided by Investing Activities			(26,500)

Financing Activities
Paid in Capital			39,000
Net Cash Provided by Financing Activities	$		$39,000

Increase in Cash		$(8,551)	$(69,906)

Cash at Beginning of Year		8,996	96,425
Cash at End of Year		$445	$26,518

See accompanying notes to unaudited financial statements.

INTERNATIONAL ENDEAVORS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of March 31, 2016 and December 31, 2015.

ESTIMATES

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2016 and December 31, 2015.

PROPERTY AND EQUIPMENT

The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to fifteen years. The Company’s land improvement asset was computed using a useful life of the asset of fifteen years. As such the land improvement asset was depreciated $973 as of March 31, 2016.

INVENTORY

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis.

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

INTERNAL WEBSITE DEVELOPMENT COSTS

Under ASC350-50, Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred. Under ASC 350-50, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit. The Company’s website asset was computed using a useful life of the asset of five years. As such the asset was Amortized $8,491 as of March 31, 2016.

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, "Revenue Recognition" ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company's revenues have been generated through lease agreements for our RV property and wine tours.

The terms of these lease agreements generally consist solely of upfront payments which are refundable should the lessee choose to terminate the lease within 10 (ten) days of signing the lease agreement. After 10 (ten) days the lease payment becomes non-refundable.  Revenues from leasing fees are recognized upon the signing of the lease agreement.

For the period ended March 31, 2016 and the year ended December 31, 2015, all payments met the above criteria thereby allowing for the recognition of revenue for the lease arrangements upon the signing of the lease agreement and for the wine tours upon acceptance of payment for the tour. For the period ended March 31, 2016 $7,000 in revenue was attributed to our wine tours. When non-refundable payments do not meet this criteria, the revenues are recognized over the expected period of performance. We periodically review for any expected period of substantial involvement under the agreements that provide for non-refundable up-front payments. If ever applicable, we will adjust the amortization periods when appropriate to reflect changes in assumptions relating to the duration of our expected involvement.

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

Note 2 - Uncertainty, going concern:

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of March 31, 2016 the Company had an accumulated deficit of $289,149 and as of December 31, 2015 the Company had an accumulated deficit of $279,298. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 3- Assets

The Company has acquired land in the wine country of Temecula, California for the price of $108,258. Since the acquisition we have paid $11,800 for the development of the land for the purpose of leasing to Recreational Vehicles. The Company’s website asset was capitalized at $37,500 as of March 31, 2016.

Note 4 - Related Party Transactions

At March 31, 2016 there is an account payable to Steve Hayden for wine tours of $3,200.

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

At the yearend December 31, 2015 the Company had issued shares to investors via a Private Offering of the company's shares as follows:

   500,000 shares were issued at $.10 per share for $   50,000.

1,419,335 shares were issued at $.15 per share for $ 212,900

At December 31, 2015 there 12,470,338 shares issued and outstanding.

At March 31, 2016 there were 12,470,338 shares issued and outstanding.

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

Note 7 – Subsequent Events

Management has reviewed events between March 31, 2016 to the date that the financials were issued, April 28, 2016, and there were no significant events identified for disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We were incorporated in Nevada on May 7, 2014 and we have elected, for the purpose of filing our Registration Statement with the SEC and preparing our audit, December 31, 2015 as our fiscal year end.

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

Plan of Operations

RV Site Operations

We currently lease our RV sites for $7,500 per month. We plan on leasing to a maximum of 4 RVs per month on our existing property. We plan on continuing to market our RV sites. If we were to be fully leased up annually that would equate to $360,000. We do not believe that we would fill up annually as the summers in the Temecula wine country can be warmer than many tourists would prefer. We believe that our prime lease time will be from November to April. As this is our first operational season we cannot be certain of our total revenue potential. Although we intend to lease spaces on a monthly basis as we are currently doing, we may lease RV space on a weekly basis in the future. If we leased sites on a weekly basis we would lease sites for approximately $1,800 per week. At this time we have no intention of leasing space on a yearly basis. There were no leases during the period ending March 31, 2016.

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

Wine Tours

We conducted wine tours in the three months ended March 31, 2016 and generated revenues of $7,000. Cost of goods for the wine tours was $0. We plan on continuing to market and develop our wine tours in the future.

The Company believes that it may have sufficient capital to operate over the next twelve (12) months.

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, "Revenue Recognition" ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

Results of Operations

For the Three Months ended March 31, 2016 and March 31, 2015

For the three months ended March 31, 2016 we had gross revenues of $7,000 and cost of goods of $0 generated from our wine tours and total operating expenses of $16,851 consisting of advertising and marketing of $700, consulting fees of $5,000 professional fees of $4,321, APP development costs of $0, office rent of $3,097, salaries of $0, fees of $216 and general and administrative fees of $1,469, depreciation expense of $194, amortization expense of 1,854 and travel expenses of $0 and consequently a net loss of $9,851 for the period as compared to the three months ended March 31, 2015 we had gross revenues of $13,600 and cost of goods of $6,000 and total operating expenses of $92,238 consisting of advertising and marketing of $31,815, consulting fees of $9,500, professional fees of $13,625, Software development costs of $19,000, office rent of $1,495, salaries of $4,000, and general and administrative fees of $1,640, depreciation and amortization expense of $1,722 and travel expenses of $9,441 and consequently a net loss of $84638 for the period.

Liquidity and Capital Resources

For The Year Ended December 31, 2015 and for the Three Months ended March 31, 2016.

As at December 31, 2015 the Company had cash on hand of $8,996, total assets of $159,138 total liabilities of $3,200 and stockholders' equity of $155,938

As at March 31, 2016 the Company had cash on hand of $445, total assets of $149,287, total liabilities of $3,200 and stockholders' equity of $146,087.

The Company's cash was generated from revenue from the leasing of its RV property and proceeds from a Private Placement of its shares and from its wine tours.

The Company believes it has may have sufficient cash resources available to fund its primary operation for the next two months and further believes that it will need to generate additional revenues from operations and or seek additional financing either through debt or equity financing. At March 31, 2016 there were no plans in place for any type of additional financing.

The Company has no, current, off balance sheet arrangements and does not anticipate entering into any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition.

The Company has no agreements in place with its shareholders, officers and directors or with any third parties to fund operations beyond the end of the Company's 2016 quarter ended March 31, 2016. The Company has not negotiated nor has available to it any other third party sources of liquidity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1933 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1933) as of March 31, 2016. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

** Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-1 and has duly caused this registration statement to be signed on our behalf by the undersigned, in the City of Temecula, CA., on April 29, 2016.

INTERNATIONAL ENDEAVORS CORPORATION

Dated: May ?, 2016	By:	/s/ Nate Engel
Nate Engel,
Principal Executive Officer, and Principal Financial Officer

In accordance with the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/S/ Nate Engel	Principal Executive Officer, and Director	April 29, 2016
Nate Engel

/S/ Nate Engel	Principal Financial Officer	April 29, 2016
Nate Engel