Form 10-K/A
period 2015-12-31
International Endeavors Corp
filed 2016-06-15
CIK 1611046

10-K 1 iec-10k123115.htm FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

  EXPLANATORY NOTE

 This Amendment, Form 10-K/A amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2016 (the “Original Filing”).

The purpose of this Amendment on Form 10-K/A is to correctly account for the proper timing of the recognition of revenue. For convenience and ease of reference, the Company is filing this Form 10-K/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of the filing date of the Original Filing. Except as stated herein, this Form 10-K/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the original Form 10-K that may have been affected by events or transactions occurring subsequent to such filing date.

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

You tube

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

Rapid growth of internet retailing: Small but rapidly growing, we expect the internet segment to continue to outpace brick and mortar retailer sales, and we believe it is poised to surpass winery direct sales.

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

Office and Facilities

We lease our office space which is located at 43020 Blackdeer Loop, Temecula, California 92590, phone is 951-296-1024. Our website is www.Internationalendeavorscorp.com and RVino.com

Regulation

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

Our management has limited experience in running a public company

Nate Engel has no experience in running a public company. He is vaguely familiar with the reporting requirements of the Securities and Exchange Commission. Nate Engel will rely on the expertise of outside counsel and consultants to insure proper filing and the meeting of deadlines.

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

Drought in Southern California could affect our ability to establish a vineyard.

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

ITEM 2. DESCRIPTION OF PROPERTY

CORPORATE INFORMATION

Office and Facilities

Our offices are located at 43020 Blackdeer Loop, Temecula, California 92590, phone is 951-296-1024. Our website is www.Internationalendeavorscorp.com and RVino.com.

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

During the year ended December 31, 2015 we had revenues of $43,000 from the leasing of our RV property, and revenues of $ 73,900 from our wine tours with cost of goods from wine tours being $17,957 and total operating expenses of $170,988, and a net loss of $72,045.

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

Plan of Operations

RV Site Operations

We currently lease our RV sites for $7,500 per month. We plan on leasing to a maximum of 4 RVs per month on our existing property. We plan on continuing to market our RV sites. If we were to be fully leased up annually that would equate to $360,000. We do not believe that we would fill up annually as the summers in the Temecula wine country can be warmer than many tourists would prefer. We believe that our prime lease time will be from November to April. As this is our first operational season we cannot be certain of our total revenue potential. Although we intend to lease spaces on a monthly basis as we are currently doing, we may lease RV space on a weekly basis in the future. If we leased sites on a weekly basis we would lease sites for approximately $1,800 per week. At this time we have no intention of leasing space on a yearly basis. We currently have leased spaces for a total of $43,000 through the year ended December 31, 2015.

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

Wine Tours

We conducted wine tours at the year ended December 31, 2015 and generated revenues of $73,900. Cost of goods for the wine tours was $17,957. We plan on continuing to market and develop our wine tours in the future.

As at December 31, 2015 the Company had $8,996 of cash on hand, total assets of $159,138 and $3,200 of liabilities.

The Company believes that it may have sufficient capital to operate over the next twelve (12) months.

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discuss the Company's financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company's revenues have been generated through lease agreements for our RV property and our wine tours. The terms of these agreements generally consist solely of upfront payments which are refundable should the lessee choose to terminate the lease within 10 (ten) days of signing the lease agreement. After 10 (ten) days the lease payment becomes non-refundable.  Revenue is recognized upon the completion of the contract.

For the year ended December 31, 2015, all payments met the above criteria thereby allowing for the recognition of revenue for the lease arrangements upon the contract completion. Revenue from wine tours is recognized at the time of payment for the tour.

When non-refundable payments do not meet these criteria, the revenues are recognized over the expected period of performance. We periodically review for any expected period of substantial involvement under the agreements that provide for non-refundable up-front payments. If ever applicable, we will adjust the amortization periods when appropriate to reflect changes in assumptions relating to the duration of our expected involvement.

Capital Expenditures

We capitalize expenditures for land improvement when they are not part of normal maintenance. In December of 2014 we have capitalized improvements on our 10 acre parcel of land which were specifically for grading of the land to make the land usable for our RV lease operation. To date we have paid $11,800, as a capital expenditure, for the grading of the property.  To date we have paid $37,500 for web development costs.

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

Results of Operations

For The Year Ended December 31, 2015 and for the Year Ended December 31, 2014.

For the year ended December 31, 2015 we had gross revenues of $116,900, $73,900 which was derived from our wine tours and $43,000 derived from the leasing of our RV property and total operating expenses of $170,988 consisting of advertising and marketing of $53,978, consulting fees of $13,000, professional fees of $38,267, APP development costs of $19,000, office rent of $6,835, salaries of $13,650, and general and administrative fees of $7,020, depreciation expense of $7,416, fees of $656 and travel expenses of $11,166 and consequently a net loss of $72,045 for the year.

For the year ended December 31, 2014 we had no gross revenues and total operating expenses of $207,253 consisting of advertising and marketing of $34,500, consulting fees of $85,381, professional fees of $9,000, APP development costs of $45,000, office rent of $10,685, salaries of $14,786, and general and administrative fees of $2,304, fees of $597 and commissions of $5,000 and consequently a net loss of $207,253 for the year.

Liquidity and Capital Resources

For The Year Ended December 31, 2015 and for the Year Ended December 31,2014

As at December 31, 2015 the Company had cash on hand of $8,996, total assets of $159,138, total liabilities of $3,200 and stockholders' equity of $155,938.

As at December 31, 2014 the Company had cash on hand of $96,425, total assets of $220,483, total liabilities of $8,000, deferred revenue of $23,500 and stockholders' equity of $188,983.

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

TABLE OF CONTENTS

RESTATED

f-1

 GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

International Endeavors Corporation

We have audited the accompanying balance sheets of International Endeavors Corporation as of December 31, 2015 (Restated) and 2014 (Restated) and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended (Restated). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, subject to the following paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of International Endeavors Corporation for the years ended December 31, 2015 (Restated) and 2014 (Restated) and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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

As discussed in Note 9 of the financial statements, the company restated its financial statements.

/S/ GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

April 11, 2016

May 25, 2016 as to Note 9 Restatement

f-2

INTERNATIONAL ENDEAVORS CORPORATION

BALANCE SHEET

	December 31, 2015 (Audited-Restated)	December 31, 2014 (Audited-Restated)
Assets
Current Assets
Cash	$8,996	$96,425
Accounts Receivable	-	-
Total Current Assets	8,996	96,425
Fixed Assets
Land	108,258	108,258
Total Fixed Assets	$108,258	$108,258
Other Assets
Web development costs	37,500	4,000
Amortization Website	(6,637)	-
Land Improvement	11,800	11,800
Accumulated Depreciation Land Development	(779)	-
Total Other Assets	$41,884	$15,800
Total Assets	$159,138	$220,483
Liabilities And Stockholders' Equity
Current Liabilities
Accounts Payable	3,200	4,500
Salary Payable	-	3,500
Deferred Revenue		23,500
Total Liabilities	$3,200	$31,500

Stockholders' Equity
Common stock $0.001 par value 75,000,000 shares authorized 12,470,338 shares issued and outstanding at December 31, 2015 and 12,210,337 shares issued and outstanding at December 31, 2014	12,470	12,210
Additional paid-in-capital	422,766	384,026
Accumulated Earnings (deficit)	(279,298)	(207,253)
Total Stockholders' Equity	155,938	188,983
Total Liabilities and Stockholders' Equity	$159,138	$220,483

See accompanying notes to Audited financial statements.

f-3

INTERNATIONAL ENDEAVORS CORPORATION

STATEMENTS OF OPERATIONS

	December 31, 2015 (Audited-Restated)	December 31, 2014 (Audited-Restated)
Revenue
Sales	$116,900	$-
Total Revenue	116,900	-

Cost of Goods sold
Cost of Goods	17,957	-
Gross Profit	$98,943	$-

Operating Expenses
Consulting services	$13,000	$85,381
Depreciation Expense	779	-
Amortization Expense	6,637
Professional fees	38,267	9,000
Advertising and marketing	53,978	34,500
APP Development	19,000	45,000
Fees	656	597
General & Administrative	7,020	2,304
Office Rent	6,835	10,685
Travel	11,166	-
Commissions		5,000
Salary	13,650	14,786
Total Operating Expenses	$170,988	$207,253

Income/(Loss) from continuing operations	$(72,045)	$(207,253)

Income (loss) before income taxes	$(72,045)	$(207,253)

Net Income (loss)	$(72,045)	$(207,253)

Basic and Diluted Income (Loss) Per Share from continuing operations	$(0.00)	$(0.00)	*
Basic and Diluted Income (Loss) Per Share from all operations	$(0.00)	$(0.00	)*
Weighted Average of Common Shares Outstanding basic and diluted	12,431,543	10,180,128

 * denotes income or loss of less than $0.01 per share

See accompanying notes to Audited financial statements.

f-4

INTERNATIONAL ENDEAVORS CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

 (Audited-Restated)

	Common Stock Number of Shares		Amount		Additional Paid in Capital		Accumulated Earnings (Deficit)		Total
		$		$		$		$
Stock issued as founders shares	300,000		300		—		—		300
Stock issued for services, related party	7,286,000		7,286		—		—		7,286
Stock issued for cash consideration	1,919,335		1,919		260,981		—		262,900
Stock issued for services	2,705,000		2,705		123,045		—		125,750

Net loss for the year ended December 31, 2014	—		—		—		(207,253)		(207,253)
Balance, December 31, 2014	12,210,337		$12,210		$384,026		$(207,253)		$188,983

Stock issued for cash consideration	260,001		260		38,740		—		39,000

Net loss for the year ended December 31, 2015	—		—		—		(72,045)		(72,045)
Balance, December 31, 2015	12,470,338		$12,470		$422,766		$(279,298)		$155,938

See accompanying notes to audited financial statements.

f-5

 INTERNATIONAL ENDEAVORS CORPORATION

STATEMENT OF CASH FLOWS

	December 31, 2015 (Audited-Restated)	December 31, 2014 (Audited-Restated)
Cash Flows from Operating Activities
Net Income (loss)	$(72,045)	$(207,253)

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by (Used In) Operating Activities:
Deferred Revenue	(23,500)	23,500
Accounts Payable	(4,800)	8,000
Stock for Services	-	133,336
Accumulated Depreciation and Amortization	7,416	-
Net Cash Provided by Operating Activities-continuing operations	$(92,929)	$(42,417)

Investing Activities
Website	$(33,500)	$(4,000)
Land		(108,258)
Land Improvement	-	(11,800)
Net Cash provided by Investing Activities	$(33,500)	$(124,058)

Financing Activities
Paid in Capital	$39,000	$262,900
Net Cash Provided by Financing Activities	39,000	262,900

Increase (decrease) in Cash	$(87,429)	$96,425

Cash at Beginning of Year	$96,425	$-

Cash at End of Year	$8,996	$96,425

See accompanying notes to Audited financial statements.

 Supplemental Disclosure of Non-Cash Investing and Financing Activities:

December 31, 2014-7,586,000 Restricted shares were issued to Related Parties.

December 31, 2014-2,705,000 Shares were issued for Services.

f-6

INTERNATIONAL ENDEAVORS CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

RESTATED

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

The terms of these lease agreements generally consist solely of upfront payments which are refundable should the lessee choose to terminate the lease within 10 (ten) days of signing the lease agreement. After 10 (ten) days the lease payment becomes non-refundable.  Revenues from leasing fees are recognized upon the signing of the lease agreement and completion of the contract term.

For the years ended December 31, 2015 and 2014, all payments met the above criteria thereby allowing for the recognition of revenue for the lease arrangements upon the signing of the lease agreement and for the wine tours upon acceptance of payment for the tour. When non-refundable payments do not meet these criteria, the revenues are recognized over the expected period of performance. We periodically review for any expected period of substantial involvement under the agreements that provide for non-refundable up-front payments. If ever applicable, we will adjust the amortization periods when appropriate to reflect changes in assumptions relating to the duration of our expected involvement.

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

f-9

Note 2 - Uncertainty, going concern:

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of December 31, 2015 the Company had an accumulated deficit of $279,298 and as of December 31, 2014 the Company had an accumulated deficit of $207253. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

1,419,335 shares were issued at $.15 per share for $ 212,900

At December 31, 2014 there 12,210,337 shares issued and outstanding. At the year ended December 31, 2015 the company had issued 260,001 shares to three shareholders for $39,000 at a price of $.15 per share via a Private offering of the company’s shares.

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

Note 9 – Restatement

The financial statements have been revised to account for activity that had been excluded related to deferred revenue. The resulting transactions affected the Company’s Sales, Deferred Revenue and Accumulated deficit. In accordance with applicable Generally Accepted Accounting Principles (GAAP), the Company calculated and recognized adjustments accordingly.

On May 12, 2016, the Company filed with the Securities and Exchange Commission (“SEC”) its reviewed financial statements for the quarter ended March 31, 2016.   Following the discovery of various material errors the Company informed the SEC on May, 2016, that these financial statements could not be relied upon, and on May 25, 2016 filed its restated audited financial statements for the above mentioned periods.

The financial statements have been revised to account for activity that had been excluded related to deferred revenue. The resulting transactions affected the Company’s Sales, Deferred Revenue and Accumulated deficit. In accordance with applicable Generally Accepted Accounting Principles (GAAP), the Company calculated and recognized adjustments accordingly.

On May 12, 2016, the Company filed with the Securities and Exchange Commission (“SEC”) its reviewed financial statements for the quarter ended March 31, 2016.   Following the discovery of various material errors the Company informed the SEC on May, 2016, that these financial statements could not be relied upon, and on May 25, 2016 filed its restated audited financial statements for the above mentioned periods.

The following table represents the effects of the subsequent and first restated statements as of March 31, 2016.

	Restated December 31, 2014	Original December 31, 2014
	$	$
Sales	-	30,000
Deferred Revenue	(23,500)
Accounts Receivable	-	$6,500
Accumulated Deficit	(207,253)	(177,253)

	Restated March 31, 2015	Original March 31 2015	Restated June 30 , 2015	Original June 30, 2015	Restated Sept 30, 2015	Original Sept 30 2015	Restated Dec 31 2015	Original Dec 31 2015
	$	$	$	$	$	$	$	$
Sales	13,600	13,600	72,800	42,800	84,300	60,300	116,900	86,900
Deferred Revenue	(30,000)	-	-	-	(6,000)	-	-	-
Accumulated Deficit	(291,891)	(261,891)	(269,037)	(269,037)	(286,241)	(280,241)	(279,298)	(279,298)
Net Loss	(84,638)	(84,638)	(61,784)	(91,784)	(78,788)	(102,988)	(72,045)	(102,045)

Note 10 – Subsequent Events

Management has reviewed events between December 31, 2015 to the date that the financials were issued, April 28, 2016, and there were no significant events identified for disclosure.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2015. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, our management has concluded that, as of December 31, 2015, our internal controls over financial reporting were ineffective based on that framework.

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

Nathan Engel has served as President, CFO and Director of the company since inception. He has worked in the technological area of the automotive industry since 2002. He has a degree from the Universal Technical Institute in 2003. He has been the manager of Degrees of Freedom in Murrieta, Ca from 2010 to the present where he not only managed all operations but was proficient in CAD/CAM designs as well as the technological development and fabrication of various machineries. He has also assisted in the fabrication of equipment designed for the wine industry. The Company believes that Nate’s experience in the technological aspects of equipment design, especially in the wine industry, as well as his analytical capabilities towards technical planning will be an asset to the Company.

Mary Davis has been Secretary of the company since inception. From 2001 to 2005 she managed a 12 store retail chain in Orange county, CA. From 2008 to 2011 she managed a large retail chain of salons in Palm Beach, Fla. for Ratner Co. Since 2011 to the present time she has worked in the real estate industry, as well as working with the Company since the Company’s inception. The company anticipates that her marketing experience and real estate background will be an asset in developing marketing concepts and assisting in land acquisitions for the Company.

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

Dated: May 24, 2016	INTERNATIONAL ENDEAVORS CORPORATION

	By:	/s/ Nate Engel
Nate Engel,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/S/ Nate Engel Nate Engel	Director, President, (Principal Executive, Officer)	May 24, 2016

