Form 10-Q/A
period 2016-03-31
International Endeavors Corp
filed 2016-06-15
CIK 1611046

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A

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

 EXPLANATORY NOTE

 ThisAmendment, Form 10-Q/A amends the Company’s Annual Report on Form 10-Q for the quarter ended March 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on May 17, 2016 (the “Original Filing”).

The purpose of this Amendment on Form 10-Q/A is to correctly account for the proper timing of the recognition of revenue. For convenience and ease of reference, the Company is filing this Form 10-Q/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of the filing date of the Original Filing. Except as stated herein, this Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the original Form 10-Q that may have been affected by events or transactions occurring subsequent to such filing date.

TABLE OF CONTENTS

PART I. – FINANCIAL INFORMATION

FINANCIAL STATEMENTS

INTERNATIONAL ENDEAVORS CORPORATION

ITEM 1. –FINANCIAL STATEMENTS

INTERNATIONAL ENDEAVORS CORPORATION

BALANCE SHEET

	March 31, 2016 (Unaudited)	December 31, 2015 (Audited-Restated)
Assets
Current Assets
Cash	$445	$8996
Accounts Receivable	-	-
Total Current Assets	$445	$8,996

Fixed Assets
Land	108,258	108,258
Land Improvement	11,800	11,800
Accumulated Depreciation Land Development	(973)	(779)
Total Fixed Assets	$119,085	$119,279

Other Assets
Web development costs	37,500	37,500
Accumulated Depreciation Website	(8,491)	(6,637)
Pre-Paid Rent	748	0
Total Other Assets	$29,757	$30,863

Total Assets	$149,287	$159,138

Liabilities And Stockholders' Equity

Current Liabilities
Accounts Payable	$3,200	$3,200
Deferred Revenue		-
Total Current Liabilities	$3,200	$3,200
Commitments and Contingencies
Stockholders' Equity
Common stock $0.001 par value 75,000,000 shares authorized 12,470,338 shares issued and outstanding at March 31, 2016 and 12,470,338 shares issued and outstanding at December 31, 2015	12,470	12,470
Additional paid-in-capital	422,766	422,766
Accumulated Earnings (deficit)	(289,149)	(279,298)
Total Stockholders' Equity	$146,087	$155,938

Total Liabilities and Stockholders' Equity	$149,287	$159,138

See accompanying notes to unaudited financial statements.

INTERNATIONAL ENDEAVORS CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	March 31, 2016 (Unaudited)	March 31, 2015 (Unaudited-Restated)

Revenue
Sales	$7,000	$13,600
Total Revenue	$7,000	$13,600

Cost of Goods sold
Cost of Goods	$-	$6,000
Gross Profit	$7000	$7,600

Operating Expenses
Consulting services	$5,000	$9,500
Depreciation Expense	194	197
Amortization	1,854	1,525
Professional fees	4,321	13,625
Advertising and marketing	700	31,815
APP Development	-	19,000
Fees	216	25
General & Administrative	1,469	1,615
Office Rent	3,097	1,495
Travel	-	9,441
Salary	-	4,000
Total Operating Expenses	$16,851	$92,238

Income/(Loss) from continuing operations	$(9,851)	$(84,638)

Income (loss) before income taxes	$(9,851)	$(84,638)

Net Income (loss)	$(9,851)	$(84,638)

Basic and Diluted Income (Loss) Per Share from continuing operations	$(0.00)*	$(0.00)	*
Basic and Diluted Income (Loss) Per Share from discontinued operations		—
Basic and Diluted Income (Loss) Per Share from all operations	(0.00)*	(0.00)	*

Weighted Average of Common Shares Outstanding basic and diluted	$12,470,338	$12,263,113

 * denotes income or loss of less than $0.01 per share

See accompanying notes to unaudited financial statements.

INTERNATIONAL ENDEAVORS CORPORATION

               STATEMENT OF CASH FLOWS

		Three Months Ended	Three Months Ended
		March 31, 2016 (Unaudited)	March 31, 2015 (Unaudited)
Cash Flows from Operating Activities
Net Income (loss)		$(9,851)	$(84,638)
Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by (Used In) Operating Activities:
Accounts Payable			(3,000)
Deferred Revenue			6,500
Accumulated Depreciation		194	1,722
Accumulated Amortization		1854
Prepaid Rent		(748)	(2,990)
Stock for services			-
Net Cash Provided by Operating Activities-continuing operations		$(8,551)	$(82,406)

Net Cash Provided by (used in) Operating Activities		$(8,551)	$(82,406)

Investing Activities
Website	$		$(26,500)
Net Cash provided by Investing Activities			(26,500)

Financing Activities
Paid in Capital			39,000
Net Cash Provided by Financing Activities	$		$39,000

Increase in Cash		$(8,551)	$(69,906)

Cash at Beginning of Year		8,996	96,425
Cash at End of Year		$445	$26,518

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

The terms of these lease agreements generally consist solely of upfront payments which are refundable should the lessee choose to terminate the lease within 10 (ten) days of signing the lease agreement. After 10 (ten) days the lease payment becomes non-refundable and revenue is recognized upon completion of the lease terms.

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

Note 7 – Restatement

The financial statements have been revised to account for activity that had been excluded related to deferred revenue. The resulting transactions affected the Company’s Sales, Deferred Revenue and Accumulated deficit. In accordance with applicable Generally Accepted Accounting Principles (GAAP), the Company calculated and recognized adjustments accordingly.

On May 12, 2016, the Company filed with the Securities and Exchange Commission (“SEC”) its reviewed financial statements for the quarter ended March 31, 2016.   Following the discovery of various material errors the Company informed the SEC on May 26, 2016, that these financial statements could not be relied upon, and on May 25, 2016 filed its restated audited financial statements for the above mentioned periods.

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

Note 8 – Subsequent Events

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

The Company's revenues have been generated through lease agreements for our RV property and our wine tours. The terms of these agreements generally consist solely of upfront payments which are refundable should the lessee choose to terminate the lease within 10 (ten) days of signing the lease agreement. After 10 (ten) days the lease payment becomes non-refundable.  Revenues from leasing fees are recognized upon the signing of the completion of the lease terms.

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

Results of Operations

For the Three Months ended March 31, 2016 and March 31, 2015

For the three months ended March 31, 2016 we had gross revenues of $7,000 and cost of goods of $0 generated from our wine tours and total operating expenses of $16,851 consisting of advertising and marketing of $700, consulting fees of $5,000 professional fees of $4,321, APP development costs of $0, office rent of $3,097, salaries of $0, fees of $216 and general and administrative fees of $1,469, depreciation expense of $194, amortization expense of 1,854 and travel expenses of $0 and consequently a net loss of $9,851 for the period as compared to the three months ended March 31, 2015 we had gross revenues of $13,600 and cost of goods of $6,000 and total operating expenses of $92,238 consisting of advertising and marketing of $31,815, consulting fees of $9,500, professional fees of $13,625, Software development costs of $19,000, office rent of $1,495, salaries of $4,000, and general and administrative fees of $1,640, depreciation and amortization expense of $1,722 and travel expenses of $9,441 and consequently a net loss of $84,638 for the period.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1933 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1933) as of March 31, 2016. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were ineffective.

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

** Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-1 and has duly caused this registration statement to be signed on our behalf by the undersigned, in the City of Temecula, CA., on May 23, 2016.

INTERNATIONAL ENDEAVORS CORPORATION

Dated: May 23, 2016	By:	/s/ Nate Engel
Nate Engel,
Principal Executive Officer, and Principal Financial Officer

In accordance with the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/S/ Nate Engel	Principal Executive Officer, and Director	May 23, 2016
Nate Engel

/S/ Nate Engel	Principal Financial Officer	May 23, 2016
Nate Engel