Form 10-Q
period 2016-06-30
International Endeavors Corp
filed 2016-08-12
CIK 1611046

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2016
Common Stock, $0.001 par value per share	12,470,338

TABLE OF CONTENTS

PART I. – FINANCIAL INFORMATION

FINANCIAL STATEMENTS

INTERNATIONAL ENDEAVORS CORPORATION

TABLE OF CONTENTS

Table of Contents to Financial Statements	1
Balance Sheet as of June 30, 2016(unaudited) and December 31, 2015 (audited-restated)	2
Statements of Operations for the Three Months and Ended June 30, 2016 (unaudited) and 2015 (unaudited and restated) and for the Six Months and Ended June 30, 2016 (unaudited) and 2015 (unaudited and restated)	3
Statements of Cash Flows (unaudited) for the Six Months ended June 30, 2016 and 2015	4
Notes to the Financial Statements	5

ITEM 1. –FINANCIAL STATEMENTS

INTERNATIONAL ENDEAVORS CORPORATION

BALANCE SHEET

	June 30, 2016 (Unaudited)	December 31, 2015 (Audited-Restated)
Assets
Current Assets
Cash	$5,519	$8996
Total Current Assets	5,519	8,996

Fixed Assets
Land	113,258	108,258
Equipment: Computer	4,900	-
Accumulated Depreciation Equipment	(70)	-
Land Improvement	11,800	11,800
Accumulated Depreciation Land Development	(1,167)	(779)
Total Fixed Assets	128,721	119,279

Other Assets
Web development costs	37,500	37,500
Accumulated Depreciation Website	(10,345)	(6,637)
Pre-Paid Rent	1,531	0
Total Other Assets	28,686	30.863

Total Assets	$162,926	$159,138

Liabilities And Stockholders' Equity

Current Liabilities
Accounts Payable Related Party	$3,200	$3,200
Total Current Liabilities	3,200	3,200
Commitments and Contingencies
Stockholders' Equity
Common stock $0.001 par value 75,000,000 shares authorized 12,470,338 shares issued and outstanding at June 30, 2016 and 12,470,338 shares issued and outstanding at December 31, 2015	12,470	12,470
Additional paid-in-capital	422,766	422,766
Accumulated Earnings (deficit)	(275,510)	(279,298)
Total Stockholders' Equity	159,726	155,938

Total Liabilities and Stockholders' Equity	$162,926	$159,138

See accompanying notes to unaudited financial statements.

INTERNATIONAL ENDEAVORS CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended	Six Months Ended			Three Months Ended	Six Months Ended
	June 30, 2016 (Unaudited)	June 30, 2016 (Unaudited)			June 30, 2015 (Unaudited-restated)	June 30, 2015 (Unaudited-restated)
Revenue
RV Space Rent	$	$			$30,000	$30,000
Wine Tours	30,324		37,324		29,200	42,800
Total Revenue	30,324		37,324		59,200	72,800

Cost of Goods sold
Cost of Goods	-		-		9,900	15,900
Gross Profit	30,324		37,324		49,300	56,900

Operating Expenses
Consulting services	-		5,000		-	9,500
Depreciation Expense	264		458		194	391
Amortization	1,854		3,708		1,504	3,029
Professional fees	6,649		10,970		7,000	20,625
Advertising and marketing	2,500		3,200		9,300	41,115
APP Development	-		-			19,000
Fees	204		420		5	234
General & Administrative	3,755		5,224		1,954	3,365
Office Rent	1,460		4,557		2,990	4,486
Travel	-		-		1,498	10,940
Salary	-		-		2,000	6,000
Total Operating Expenses	16,686		33,537		26,445	118,684

Income/(Loss) from continuing operations	13,638		3,787		22,855	(61,784)

Income (loss) before income taxes	13,638		3,787		22,855	(61,784)

Net Income (loss)	$13,638		$3,787		$22,855	$(61,784)

Basic and Diluted Income (Loss) Per Share from continuing operations	$0.00		$0.00	*	$0.00	$(0.00)
Basic and Diluted Income (Loss) Per Share from discontinued operations	—
Basic and Diluted Income (Loss) Per Share from all operations	$0.00		$0.00	*	$0.00	$0.00
Weighted Average of Common Shares Outstanding basic and diluted	12,470,338		12,470,338		12,391,002	12,391,002

 * denotes income or loss of less than $0.01 per share

See accompanying notes to unaudited financial statements.

INTERNATIONAL ENDEAVORS CORPORATION

STATEMENT OF CASH FLOWS
For The Periods Ended 6/3016 And 6/30/15

	Six Months Ended	Six Months Ended
	June 30, 2016 (Unaudited)	June 30, 2015 (Unaudited)
Cash Flows from Operating Activities
Net Income (loss)	$3,787	$(61,784)
Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by (Used In) Operating Activities:
Accounts Payable		(4,800)
Deferred Revenue		(23,500)
Accumulated Depreciation	458	391
Accumulated Amortization	3,708	3,029
Prepaid Rent	(1,530)
Stock for services
Net Cash Provided by Operating Activities-continuing operations	2,636	(24,880)

Net Cash Provided by (used in) Operating Activities	6,423	(86,664)

Investing Activities
Website		(26,500)
Furniture & Equipment	(4,900)
Land	(5,000)
Net Cash provided by Investing Activities	(9,900)	(26,500)

Financing Activities
Paid in Capital		39,000
Net Cash Provided by Financing Activities		39.000

Increase in Cash	(3,477)	(74,164)

Cash at Beginning of Period	8.996	96,425
Cash at End of Period	$5,519	$22,261

See accompanying notes to unaudited financial statements.

INTERNATIONAL ENDEAVORS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

BUSINESS AND BASIS OF PRESENTATION

International Endeavors Corporation. ("IEC") was incorporated under the laws of the State of Nevada on May 7, 2014. Our operating address is 43020 Blackdeer Loop, Temecula, California 92590.

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

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of June 30, 2016 and December 31, 2015.

ESTIMATES

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2016 and December 31, 2015.

PROPERTY AND EQUIPMENT

The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to fifteen years. The Company’s land improvement asset was computed using a useful life of the asset of fifteen years. As such the land improvement asset was depreciated $1,167 as of June 30, 2016.

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

INTERNAL WEBSITE DEVELOPMENT COSTS

Under ASC350-50, Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred. Under ASC 350-50, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit. The Company’s website asset was computed using a useful life of the asset of five years. As such the asset was Amortized $10,345 as of June 30, 2016

IMPAIRMENT OF LONG-LIVED ASSETS

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

For the period ended June 30, 2016 and the year ended December 31, 2015, all payments met the above criteria thereby allowing for the recognition of revenue for the lease arrangements upon the signing of the lease agreement and for the wine tours upon acceptance of payment for the tour. For the period ended June 30, 2016 $37,324 in revenue was attributed to our wine tours. When non-refundable payments do not meet this criteria, the revenues are recognized over the expected period of performance. We periodically review for any expected period of substantial involvement under the agreements that provide for non-refundable up-front payments. If ever applicable, we will adjust the amortization periods when appropriate to reflect changes in assumptions relating to the duration of our expected involvement.

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

Note 2 - Uncertainty, going concern:

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of June 30, 2016 the Company had an accumulated deficit of $275,511 and as of December 31, 2015 the Company had an accumulated deficit of $279,298. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 3- Assets

The Company has acquired land in the wine country of Temecula, California for the price of $108,258. Since the acquisition we have paid $11,800 for the development of the land for the purpose of leasing to Recreational Vehicles. On May 25, 2016 additional land was purchased with down payment of $5,000.00. The Company’s website asset was capitalized at $37,500 as of June 30, 2016.

Note 4-Prepaid

As of June 30, 2016 the company had prepaid rents for July and August 2016 in the amount of $1,531.

Note 5-Cost of Goods

The company had cost of goods for the period ended June 30, 2016 of $0 as compared to cost of goods of $15,900 for the period ended June 30, 2015. The reason for the decrease in cost of goods is attributed to the fact that Hayden Ventures, which leads the majority of our wine tours previously was paid from the company for leading the wine tours whereas at the period ended June 30, 2016 Hayden Ventures while leading the majority of wine tours, was paid directly by the customer outside of the company thus reducing the cost of goods..

Note 6 - Related Party Transactions

At June 30, 2016 there is an account payable to Stephen Hayden III, a shareholder of the Company (formerly Hayden Wine Tours and currently Hayden Ventures), of $3,200 for leading Company wine tours.

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

At June 30, 2016 there were 12,470,338 shares issued and outstanding.

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

Note 9 – Restatement:

The financial statements have been revised to account for activity that had been excluded related to deferred revenue. The resulting transactions affected the Company’s Sales, Deferred Revenue and Accumulated deficit. In accordance with applicable Generally Accepted Accounting Principles (GAAP), the Company calculated and recognized adjustments accordingly.

On May 12, 2016, the Company filed with the Securities and Exchange Commission (“SEC”) its reviewed financial statements for the quarter ended March 31, 2016.   Following the discovery of various material errors the Company informed the SEC on May, 2016, that these financial statements could not be relied upon, and on May 24, 2016 filed its restated audited financial statements for the above mentioned periods.

The following table represents the effects of the subsequent and first restated statements as of June 30, 2016.

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

Note 10 – Subsequent Events

On May 23, 2016 the company entered into a 60 day escrow agreement with a deposit of $5,000.00 to purchase 28 acres of land in the Temecula-Warner Springs, California area. The escrow has been extended for an additional 45 days from the end date of the original escrow agreement with an additional deposit of $10,000 which was made on July 25 of 2016. The land also encompasses a house of approximately 3,000 square feet and numerous out buildings. The company intends to create additional RV spaces on the property as well as using the house on the property for wine tour venues, inclusive of weddings and special events. The total price for the property is $760,000.00. In order to obtain the necessary loan for the purchase of the property, Nate Engel, is personally guaranteeing the loan. The loan has been applied for and is currently in process. There is no assurance that the loan will in fact be approved or if the loan will be approved in a timely fashion within the escrow time frame.

On July 22, 2016 the company sold its 10 acres of land in Temecula at a loss of $47,445 for a total of $73,780.02 for which it originally paid $108,258 plus land improvements of $11,800 and accumulated depreciation of $1,167. The land was sold in order to facilitate the acquisition of the 28 acres and aid in the continuing operations of the company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We were incorporated in Nevada on May 7, 2014 and we have elected, for the purpose of filing our Registration Statement with the SEC and preparing our audit, December 31, 2015 as our fiscal year end.

We have acquired 10 acres of land in the Wine district of Temecula Valley Wine country for Recreational Vehicles to lease as vacation rental space for $108,258. As of May 25, 2016 additional land is being purchased with a down payment of $5,000.00.  We have completed $11,800 in development work on the property. In addition we plan to develop a small vineyard on location. We plan on harvesting grapes from the vineyard for our private labeled wines to offer to our customers as well as for sale through our website and local establishments. We believe that focusing on land acquisition in the area for supporting the tourism industry that the Temecula wine country has developed can be a profitable and expanding business. We are also in the planning process of private labeling wines produced from a local vineyard.

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

Plan of Operations

RV Site Operations

We currently lease our RV sites for $7,500 per month. We plan on leasing to a maximum of 4 RVs per month on our existing property. We plan on continuing to market our RV sites. If we were to be fully leased up annually that would equate to $360,000. We do not believe that we would fill up annually as the summers in the Temecula wine country can be warmer than many tourists would prefer. We believe that our prime lease time will be from November to April. As this is our first operational season we cannot be certain of our total revenue potential. Although we intend to lease spaces on a monthly basis as we are currently doing, we may lease RV space on a weekly basis in the future. If we leased sites on a weekly basis we would lease sites for approximately $1,800 per week. At this time we have no intention of leasing space on a yearly basis. There were no leases during the period ending June 30, 2016.

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

Wine Tours

We conducted wine tours in the six months ended June 30, 2016 and generated revenues of $37,324. Cost of goods for the wine tours was $0. We plan on continuing to market and develop our wine tours in the future.

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

Results of Operations

For the Three Months ended June 30, 2016 and Three Months ended June 30, 2015

For the Six Months ended June 30, 2016 and Six Months ended June 30, 2015

For the three months ended June 30, 2016 we had gross revenues of $30,324 and cost of goods of $0 generated from our wine tours and total operating expenses of $16,685 consisting of advertising and marketing of $2,500, consulting fees of $0 professional fees of $6,649, APP development costs of $0, office rent of $1,460, salaries of $0, fees of $204 and general and administrative fees of $3,755 Depreciation expense of $264, amortization expense of 1,854 and travel expenses of $0 and consequently a net profit of $13,638 for the period as compared to the three months ended June 30, 2015 we had gross revenues of $59,200 and cost of goods of $9,900 and total operating expenses of $26,446 consisting of advertising and marketing of $9,300, consulting fees of $0, professional fees of $7,000, Software development costs of $0, office rent of $2,990, salaries of $2,000, and general and administrative fees of $1954, depreciation and amortization expense of $1,698 and travel expenses of $1,498 and consequently a net profit of $22,854 for the period.

For the Six months ended June 30, 2016 we had gross revenues of $37,324 and cost of goods of $0 generated from our wine tours and total operating expenses of $33,537 consisting of advertising and marketing of $3,200, consulting fees of $5,000 professional fees of $10,970, APP development costs of $0, office rent of $4,557, salaries of $0, fees of $420 and general and administrative fees of $5,224 Depreciation expense of $458, amortization expense of $3,708 and travel expenses of $0 and consequently a net profit of $3,787 for the period as compared to the six months ended June 30, 2015 we had gross revenues of $72,800 and cost of goods of $15,900 and total operating expenses of $118,684 consisting of advertising and marketing of $41,115, consulting fees of $9,500, professional fees of $20,625, Software development costs of $19,000, office rent of $4,486, fees of $234 salaries of $6,000, and general and administrative fees of $3,365, depreciation and amortization expense of $3,420 and travel expenses of $10,940 and consequently a net loss of $(61,784)  for the period.

Liquidity and Capital Resources

For The Year Ended December 31, 2015 and Six Months ended June 30, 2016 .

As at December 31, 2015 the Company had cash on hand of $8,996 total assets of $159,138, total liabilities of $3,200 and stockholders' equity of $155,938

As at June, 2016 the Company had cash on hand of $5,519, total assets of $162,926,total liabilities of $3,200 and stockholders' equity of $159,725.

The Company's cash was generated from revenue from the leasing of its RV property and proceeds from a Private Placement of its shares and from its wine tours.

The Company believes it has may have sufficient cash resources available to fund its primary operation for the next two months and further believes that it will need to generate additional revenues from operations and or seek additional financing either through debt or equity financing. At June 30, 2016 there were no plans in place for any type of additional financing.

The Company has no, current, off balance sheet arrangements and does not anticipate entering into any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition.

The Company has no agreements in place with its shareholders, officers and directors or with any third parties to fund operations beyond the end of the Company's 2016 quarter ended June 30, 2016. The Company has not negotiated nor has available to it any other third party sources of liquidity.

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

Operating Activities

During the six months ended June 30, 2016, we used $2,636 cash in operating activities compared to $(24,880) used in cash from operating activities during the six months ended June 30, 2015.  During the year ended June 30, 2016, we incurred a profit of $3,787 of which $3,708 related to noncash amortization, $458 related to noncash depreciation, $(1,530) for pre-paid rents, and cash provided for investing activities of $(4,900) for computer purchase and $(5,000) for property acquisition. By comparison during the six months ended June 30, 2015, we incurred a loss of $(61,784), of which $391 related to noncash depreciation $3,029 related to noncash amortization, accounts payable of $(4,800), deferred revenue of $(23,500) cash provided for investing activities of $(26,500) for website, and paid in capital of $39,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1933 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1933) as of June 30, 2016. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

** Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-1 and has duly caused this registration statement to be signed on our behalf by the undersigned, in the City of Temecula, CA., on August 8, 2016.

INTERNATIONAL ENDEAVORS CORPORATION

Dated: August 8, 2016	By:	/s/ Nate Engel
Nate Engel,
Principal Executive Officer, and Principal Financial Officer

In accordance with the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE August 8,2016

/S/ Nate Engel	Principal Executive Officer, and Director
Nate Engel

/S/ Nate Engel	Principal Financial Officer
Nate Engel