Form 10-Q
period 2016-09-30
International Endeavors Corp
filed 2016-11-10
CIK 1611046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2016

☐ Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2016
Common Stock, $0.001 par value per share	12,470,338

2

PART I. – FINANCIAL INFORMATION

FINANCIAL STATEMENTS

INTERNATIONAL ENDEAVORS CORPORATION

ITEM 1. –FINANCIAL STATEMENTS

INTERNATIONAL ENDEAVORS CORPORATION

BALANCE SHEET

	September 30, 2016 (Unaudited)	December 31, 2015 (Audited-Restated)
Assets
Current Assets
Cash	$455	$8,996
Refunds Receivable	45,500	-
Deposits	19,500	-
Accounts Receivable	4,100	-
Total Current Assets	69,555	8,996
Fixed Assets
Land	-	108,258
Total Fixed Assets	69,555	117,254

Other Assets
Furniture and Equipment	4900	-
Web development costs	37,500	37,500
Land Improvement	-	11,800
Accumulated Depreciation Equipment	(280)	-
Accumulated Depreciation Website	(12,199)	(6,637)
Accumulated Depreciation Land Development	-	(779)
Total Other Assets	29,921	41,884
Total Assets	$99,476	$159,138
Liabilities And Stockholders' Equity
Liabilities
Current Liabilities
Accounts Payable	-	3,200
Salary Payable	-	-
Total Liabilities	-	3,200
Commitments and Contingencies
Stockholders' Equity
Common stock $0.001 par value 75,000,000 shares authorized 12,470,338 shares issued and outstanding at September 30, 2016 and 12,470,338 shares issued and outstanding at December 31, 2015	12,470	12,470
Additional paid-in-capital	422,766	422,766
Accumulated Earnings (deficit)	(335,760)	(279,298)
Total Stockholders' Equity	99,476	155,938
Total Liabilities and Stockholders' Equity	$99,476	$159,138

See accompanying notes to unaudited financial statements.

INTERNATIONAL ENDEAVORS CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2016 (Unaudited)	Three Months Ended September 30, 2015 (Unaudited)	Nine Months Ended September 30, 2016 (Unaudited-Restated)	Nine Months Ended September 30, 2015 (Unaudited-restated)
Revenue
Sales	$4,100	$11,500	$41,424	$84,300
Total Revenue	4,100	11,500	41,424	84,300

Cost of Goods sold
Cost of Goods	-	2,000	-	17,900
Gross Profits	4,100	9,500	41,424	66,400

Operating Expenses
Consulting services	-	1,000	5,000	10,500
Amortization	1854	1504	5562	4533
Depreciation Expense	210	194	668	585
Professional fees	3,100	2,500	14,070	23,125
Advertising and marketing	2,490	11,863	5,691	52,978
APP Development	-	-		19,000
Fees		219	420	45
General & Administrative	3,591	1,574	8,815	5,121
Office Rent	2,353	2,350	6,910	6,835
Compensation for Repairs	2,370		2,370
Travel	1,060	-	1,060	11,166
Salary	2,211	5,500	2,211	11,500
Total Operating Expenses	19,239	26,704	52,777	145,388

Income/(Loss) from continuing operations	(15,139)	(17,204	(11,353)	(78,988)

Sale of Land (Temecula)	(45,111)	-	(45,111)	-

Net Income (loss)	(60,250)	$(17,204)	(56,462)	(78,988)

Basic and Diluted Income (Loss) Per Share from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Income (Loss) Per Share from discontinued operations		—		—
Basic and Diluted Income (Loss) Per Share from all operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average of Common Shares Outstanding basic and diluted	12,470,338	12,470,338	12,470,338	12,470,338

_____

 * denotes income or loss of less than $0.01 per share

See accompanying notes to unaudited financial statements.

 INTERNATIONAL ENDEAVORS CORPORATION

STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2016 (Unaudited)	Nine Months Ended September 30, 2015 (Unaudited-Restated)
Cash Flows from Operating Activities
Net Income (loss)	$(56,462)	$(78,988)

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by (Used In) Operating Activities:
Accounts Receivable	(4,100)	-
Refund Receivable	(45,500)	-
Deposit	(19,500)	-
Deferred Revenue RV		(17,500)
Accounts Payable	(3,200)	(4,800)
Accumulated Amortization	5,562	4,533
Accumulated Depreciation	(499)	585
Net Cash used in Operating Activities	(123,699)	(96,170)
(Continuing Operations)
Net Cash used in Operating Activities	(123,699)	(96,170)

Investing Activities
Land/Land Improvement	120,058	-
Furniture and equipment	(4,900)	-
Website	-	(31,500)
Net Cash provided (Used) by Investing Activities	115,158	(31,500)

Financing Activities
Stock Issued for Cash Consideration	-	39,000
Net Cash Provided (Used) by Financing Activities	-	39,000

Increase (decrease) in Cash	(8,541)	(88,670)

Cash at Beginning of Year	8,996	96,425

Cash at End of Year	$455	$7,755

See accompanying notes to unaudited financial statements.

INTERNATIONAL ENDEAVORS CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2016

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

BUSINESS AND BASIS OF PRESENTATION

International Endeavors Corporation. ("IEC") was incorporated under the laws of the State of Nevada on May 7, 2014. The Company’s offices are located at 43020 Blackdeer Loop Temecula, California 92590

IEC was formed for the purpose of developing and leasing land for Recreational Vehicle use, acquisition of land and/or vineyards for vineyard development, production of grapes for wine, private labeling of wine for wine distribution and the developing and marketing of a Wine APP.

The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities."

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of the three months and nine months ended September 30, 2016 and September 30, 2015.

ESTIMATES

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2016 and 2015.

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

INTERNAL WEBSITE DEVELOPMENT COSTS

Under ASC350-50, Website Development Costs , costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred. Under ASC 350-50, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit. The Company’s website asset was computed using a useful life of the asset of five years. As such the asset was depreciated $12,199 as of September 30, 2016.

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

For the three months and nine months ended September 30, 2016 and 2015, all payments met the above criteria thereby allowing for the recognition of revenue for the lease arrangements upon the signing of the lease agreement and for the wine tours upon acceptance of payment for the tour.

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

Note 2 - Uncertainty, going concern:

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of September 30, 2016 the Company had an accumulated deficit of $335,760 and as of December 31, 2015 the Company had an accumulated deficit of $279,298. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitsable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitsable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3 - Assets

The Company has acquired land in the wine country of Temecula, California for the price of $108,258. Since the acquisition we have paid $11,800 for the development of the land for the purpose of leasing to Recreational Vehicles. As of July 22, 2016 the above Land and improvement was sold for the amount of $75,000 creating a loss of after escrow fees of $(45,111).

The company opened escrow May 25, 2016 with a $5,000 deposit for a 28 acre parcel of land with an additional $60,000 paid into escrow in the period ending September 30, 2016. In October of 2016 the 28 acres of land for which the company had paid $65,000 into escrow fell out of escrow as the interest rate on the loan was not within the company’s expectations. In October of 2016 $45,500 was refunded to the Company and $19,500 was a non refundable fee which was required to extend the escrow.

The Company’s website asset was capitalized at $37,500 as of September 30, 2016.

The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to fifteen years. The Company’s land improvement asset was computed using a useful life of the asset of fifteen years. As such the land improvement asset was depreciated $1,167 as of September 30, 2016.

Note 5 - Related Party Transactions

Restricted shares in the amount of 7,586,000 shares were issued in lieu of cash of which 4,086,000 shares were issued to Nate Engel at a par value of $.001 per share and 3,500,000 shares were issued to Mary Davis at par value of $.001 per share on May 27, 2014.

Note 6 - Common Stock

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

At September 30, 2016 there were 12,470,338 shares issued and outstanding.

Note 7 - Income Taxes

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

Note 8 - Restatement

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

The following table represents the effects of the subsequent and first restated statements as of June 30, 2016.

	Restated Sept 30, 2015	Original Sept 30, 2015	Restated Dec 31, 2015	Original Dec 31, 2015
	$	$	$	$
Sales	84,300	60,300	116,900	86,900
Deferred Revenue	(6,000)	-	-	-
Accumulated Deficit	(286,241)	(280,241)	(279,298)	(279,298)
Net Loss	(78,788)	(102,988)	(72,045)	(102,045)

Note 9 - Subsequent Events

Management has reviewed events between December 31, 2015 to the date that the financials were issued, November 2, 2016, and the following significant events were identified for disclosure:

In October of 2016 the 28 acres of land for which the company had paid $65,000 into escrow fell out of escrow as the interest rate on the loan was not within the company’s expectations. In October of 2016 $45,500 was refunded to the Company and $19,500 was a non refundable fee which was required to extend the escrow.

On October 18, 2016 Christopher Hayden loaned the Company $100,000 and was issued a promissory note from the Company due and payable in one year with an interest rate of 8%.

On October 24, 2016 the Company closed escrow on a property located at 23446 HWY 79, Warner springs, CA for a total of $454,032.99 .

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We were incorporated in Nevada on May 7, 2014 and we have elected, for the purpose of filing our Registration Statement with the SEC and preparing our audit, December 31 as our fiscal year end.

We acquired 10 acres of land in the Wine district of Temecula Valley Wine country for Recreational Vehicles to lease as vacation rental space for $108,258 and had completed $11,800 in development work on the property. As of July 22, 2016 the above Land and improvement was sold for the amount of $75,000 creating a loss of after escrow fees of $(45,111).

The company opened escrow May 25, 2016 with a $5,000 deposit for a 28 acre parcel of land with an additional $60,000 paid into escrow in the period ending September 30, 2016. In October of 2016 the 28 acres of land for which the company had paid $65,000 into escrow fell out of escrow as the interest rate on the loan was not within the company’s expectations. In October of 2016 $45,500 was refunded to the Company and $19,500 was a non refundable fee which was required to extend the escrow. We believe that focusing on land acquisition in the area for supporting the tourism industry that the Temecula wine country has developed can be a profitable and expanding business. We are also in the planning process of private labeling wines produced from a local vineyard.

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

Plan of Operations

RV Site Operations

We plan on leasing RV sites on the newly acquired land. We plan on continuing to market our RV sites. We do not believe that we would fill up annually as the summers in the Temecula wine country can be warmer than many tourists would prefer. We believe that our prime lease time will be from November to April. As this is our first operational season we cannot be certain of our total revenue potential. Although we intend to lease spaces on a monthly basis as we are currently doing, we may lease RV space on a weekly basis in the future. If we leased sites on a weekly basis we would lease sites for approximately $1,800 per week. At this time we have no intention of leasing space on a yearly basis. There were no leases during the period ending September 30, 2016.

Private Label Wine

We are in process of label design for our privately labeled wine under our brand, RVino. We anticipate working with one of the local wineries in Temecula for private labeling our wine and initiating bottling and labeling in the fourth quarter of 2016. Cost is expected to be approximately $5,000 for a minimum order. As we have not selected the winery or the type of wine we will initially bottle the exact price cannot be determined at this time.

Wine Tours

We conducted wine tours in the three and nine months ended September 30, 2016 and generated revenues of $4,100 and $41,424 respectively. Cost of goods for the wine tours was $0. We plan on continuing to market and develop our wine tours in the future.

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

Results of Operations

For the Three Months ended September 30, 2016 and 2015 and the Nine Months ended September 30, 2016 and 2015.

For the year ended December 31, 2015 we had gross profits of $98,943, derived from the leasing of our RV property and total operating expenses of $170,988 consisting of advertising and marketing of $53,978, consulting fees of $13,000, professional fees of $38,267, APP development costs of $19,000, office rent of $6,835, salaries of 13,650, depreciation of $779, amortization of $6,637, general and administrative fees of $7,020, travel fees of 10,939, fees of 657, automobile expense of $226 and consequently a net loss of $72,045 for the year.

For the three months ended September 30, 2016 we had gross profits of $4,100 and cost of goods of $0 generated from our wine tours and total operating expenses of $19,239 consisting of advertising and marketing of $2,490, consulting fees of $0, professional fees of $3,100, APP development costs of $0, office rent of $2,353, salaries of $2,211, general and administrative fees of $3,591, depreciation expense of $210, amortization of $1,854, Compensation for repairs of $2,370 (which were for the Hayden ventures RV which is used for wine tours and was also used for travel to Colorado to investigate the concept of adding Yurts to the company’s property as a potential revenue source) and travel expenses of $1,060 and consequently a net loss of $15,139. A net loss from other income was generated from the sale of land in the amount of $45,111 and consequently a net loss of $60,250 for the period as compared to the three months ended September 30, 2015 where we had gross profits of $11,500 and cost of goods of $2,000 generated from our wine tours and total operating expenses of $26,704 consisting of advertising and marketing of $11,863, consulting fees of $1,000, professional fees of $2,500, APP development costs of $0, office rent of $2,350, salaries of $5,500, and general and administrative fees of $1,574, fees of 219, depreciation expense of $1,698 and travel expenses of $0 and consequently a net loss of $17,204 for the period.

For the nine months ended September 30, 2016 we had gross profits of $41,424 and cost of goods of $0 generated from our wine tours and total operating expenses of $52,777 consisting of advertising and marketing of $5,691, consulting fees of $5,000, professional fees of $14,070, APP development costs of $0, office rent of $6,910, salaries of $2,211, and general and administrative fees of $8,815, depreciation expense of $668, amortization of $5,562, fees of 420, Compensation for repairs of $2,370 and travel expenses of $1,060 and consequently a net loss of $11,353. A net loss from other income was generated from the sale of land in the amount of $45,111 a net loss of 56,462 for the period as compared to the nine months ended September 30, 2015 we had gross profits of $84,300 and cost of goods of $17,900 generated from our wine tours and total operating expenses of $145,388 consisting of advertising and marketing of $52,978, consulting fees of $10,500, professional fees of $23,125, APP development costs of $19,000, office rent of $6,835, salaries of $11,500, and general and administrative fees of $5,121, amortization expense of $4,533 depreciation expense of $585 and travel expenses of $11,166 and consequently a net loss of $78,988 for the period.

Liquidity and Capital Resources

For The Year Ended December 31, 2015 and for the Three Months ended September 30, 2016.

As at December 31, 2015 the Company had cash on hand of $8,996, total assets of $159,138, total liabilities of $3,200 and stockholders' equity of $155,938.

As at September 30, 2016 the Company had cash on hand of $455, total assets of $99,476, total liabilities of $0 and stockholders' equity of $99,476.

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

The Company has no agreements in place with its shareholders, officers and directors or with any third parties to fund operations beyond the end of the Company's 2016 quarter ended September 30, 2016. The Company has not negotiated nor has available to it any other third party sources of liquidity.

Our auditor's report states the following with regard to our ability to continue as a going concern, “The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitsability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1933 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1933) as of September 30, 2016. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

____

** Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-1 and has duly caused this registration statement to be signed on our behalf by the undersigned, in the City of Temecula, CA., on November 10, 2016.

INTERNATIONAL ENDEAVORS CORPORATION

Dated: November 10, 2016	By:	/s/ Nate Engel
Nate Engel
Principal Executive Officer, and Principal Financial Officer

In accordance with the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/s/ Nate Engel	Principal Executive Officer, and Director	November 10, 2016
Nate Engel

/s/ Nate Engel	Principal Financial Officer	November 10, 2016
Nate Engel

