Form 10-K
period 2016-12-31
International Endeavors Corp
filed 2017-06-23
CIK 1611046

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO
Commission file number: 333-202639
 ____________________________________________________________________________
International Endeavors Corporation
(Name of small business issuer in its charter)
 ____________________________________________________________________________

Nevada	7000	46-5692180
(State or Otherjurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Code Number)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (¤232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [_]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (¤229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]

Non-accelerated filer (Do not check if a smaller reporting company)	[_]	Smaller reporting company	[X]

Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

The market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold of $.30 as of December 31, 2016.

Number of shares of common stock outstanding as of May 31, 2017: 13,770,338.

Documents incorporated by reference: None.

i

PART I

ITEM 1. DESCRIPTIONOF BUSINESS.

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

 BUSINESS

DESCRIPTION OF BUSINESS

Overview

International Endeavors Corporation ("IEC") is a Nevada corporation established on May 7 of 2014 with a focus on the location and acquisition of income producing properties in Temecula, California's wine country for Recreational Vehicle (RV) property space rentals, income derived from grape production and resale, wine production and resale, and wholesale wine distribution and wine tours. The Company plans to integrate its RV space rentals with vineyards and wine tours for the goal of offering its RV clientele a different experience.

Current Operational Area Overview

It's important to understand the future planning of the Temecula Valley Wine Country Area to further understand our future outlook on growth and growth potential.

The Temecula Valley Wine Country Policy Area is located easterly of the City of Temecula, Ca. (California) and westerly of Vail Lake, Ca. This region encompasses one of the most important agricultural lands in the County of Riverside, Ca. The many wineries and equestrian uses here provide a significant tourist attraction to the region, which in turn provides a continual economic benefit to the surrounding businesses. In addition, the Temecula Valley Wine Country area is an important part of the character of the Southwest Area Plan and has become ingrained in the culture of the surrounding communities. Three districts have been established for this policy area – Winery, Equestrian and Residential – to ensure long-term viability of the wine industry while protecting the community's equestrian rural lifestyle.

In addition the area is becoming known for its wine tours through existing vineyards and wineries. Combined with Southern California's winter time climate, the area has also become a destination for RVers escaping the winters as far away as Canada.

Current Operations

Initially we had acquired 10 acres of land in the Wine district of Temecula Valley Wine country for Recreational Vehicles to lease as vacation rental space. We sold the land at a loss of $45,111 on July 22, 2016 for $75,000. We determined that we needed to acquire land that was in a more strategic location for vineyard development, wine tours and RV space rental as well for the establishment of a "Glamping" design which we could we could also incorporate into future Vineyard and wine themed land acquisitions. As such we acquired 6 acres of land with a restaurant on site in Warner Springs, Ca for $450,394 which was generating $1,205 in revenue from the rental of a restaurant on the property. 3 acres are zoned commercial and 3 acres are zoned agricultural. Subsequent to the acquisition we have initiated the development of the property towards our goal of establishing a wine themed glamping site with a small vineyard which we anticipate being completed sometime in the 2nd quarter of 2017. In addition we acquired 13.85 acresin San Diego Countyfor $99,000 fordevelopinga vineyard and a lot in Rancho California RV Park for RV rental. We plan on harvesting grapes from the vineyard for our private labeled wines to offer to our customers as well as for sale through our website and local establishments. We believe that focusing on land acquisition in the area for supporting the tourism industry that the Temecula wine country has developed can be a profitable and expanding business.

We have also worked with local establishments for the marketing of our wine tours. Some of the establishments that we currently work with are salons, spas, restaurants and vineyards some of which have wine tasting and tours already established.

Private Label Wine

Labeling

We are in process of label design for our privately labeled wine under our brand, RVino. We expect to have the design completed in the 2nd quarter of 2017. We anticipate working with one of the local wineries in Temecula for private labeling our wine and initiating bottling and labeling in the second quarter of 2017. Cost is expected to be approximately $5,000 for a minimum order. As we have not selected the winery or the type of wine we will initially bottle the exact price cannot be determined at this time .

Marketing

We have obtained the website Rvino.com. We may hire independent marketing consultants to aid in the marketing of our private labeled wine once we have established prices and final decisions on the type of wine we will initially sell. We expect to pay commissions of 10% for marketing services which will be paid upon receipt of funds for our product.

We are projecting the first sales of our private label to occur in the third quarter of 2017.

BUSINESS OBJECTIVES AND OPERATING STRATEGIES

In addition to the marketing of our current property; we plan on acquiring additional properties in the area for wine themed RV property, Glamping, as well as land for vineyard development. We believe there is synergy behind mixing RV property space and glamping with vineyards. Our plan is to offerRVersand people who wish to engage in a different experience by staying in a Yurt or Safari tent ("glamping") a unique wine country experience. As an added attraction we plan on providing wine tour packages to local wineries as well as offering discounts to local restaurants and spas. We are not currently capitalized for acquisition of additional properties for either venture both of which would require additional funding for which at this time we have no immediate plans. We will explore potential financing from some form of debt and or equity financing in the future.

RV Property

We plan on having RV rental space available on our recently acquired property in Warner springs as well as at our property acquired in the Rancho California RV Park, which is in close proximity to our 6 acre property as well as our 13.85 acre property. We also plan on mixing yurts and safari tents on the property as well for a Wine themedGlamping experience. With the restaurant we acquired on location, a vineyard, and the availability of wine tours on our 6.85 acres, we believe it will be more attractive to RVers as well as Glampers to wish to stay there.
According to Glampin.com "Glamping is A fusion of glamour and camping - emerged internationally and came across the Atlantic over the last decade. Both independent properties and global hospitality brands have capitalized on an elevated demand for travelers who want to experience the positive aspects of camping without the "uncomfortable" negatives. Glamping pivots on a high level of service that focuses on the complete comfort of the guests. The amenities found at glamping destinations far exceed anything recreational camper's experience.
Search volume for the keyword, "Glamping", in 2015 reached 260,000 in monthly searches (over 3 million annual searches). Glamping.com is ranked number one for the search results for this popular keyword. "
RV Industry

The RV industry is experiencing growth in both the number of RVs and the number of parks in the U.S. RV wholesale shipments reached an eight-year best of 356,735 units in 2014, an 11% gain over the 321,127 units shipped the previous year, according to RVIA's (Recreational Vehicle Industry Association) December survey of manufacturers. Towable units ended the year at 312,784 units, a 10.6% increase over the 282,795 units shipped in 2013. Motorhomes climbed by 14.7% to 43,951 units from 38,332 units.

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

We had acquired 10 acres in the Temecula Wine Country of which 4 acres was used for RV space leasesfor the price of $108,258. Since the acquisition $11,800 was paid for the development of the land for the purpose of leasing to Recreational Vehicles. As of July 22, 2016 the above Land and improvement was sold for the amount of $75,000 creating a loss of after escrow fees of $(45,111).

On October 4, 2016 we entered into escrow for a property located at 23446 Hwy 79 Warner Springs, CA 92086 with a deposit of $1,000. We made a down payment on the property of $144,403 on October 21, 2016 and assumed a note for $306,945 with terms of principal plus 6% payments in the amount of $2,364.22 to be made monthly until March 14, 2019 at which time a balloon payment in the amount of $282,533 is due. Total cost for the property was $450,394 (inclusive of fees associated with the purchase) The property currently generates monthly rental income in the amount of $1,205. An additional gross amount of $29,315 was paid for land improvement costs. There is a restaurant on the property which currently generates monthly rental income in the amount of $1,205. We are in process of developing the land on the property for Glamping and RV rental spaces as well as a small vineyard.

We do not currently have any funding in place or plans for funding for the acquisition of additional land for vineyard development or to hire consultants to help us with land acquisitions or vineyard development.

We believe costs for vineyard development to be as follows:

Projected costs:
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

Development of land for vineyard-

We have already begun the development of the land for planting grape stock on 3 acres of our 6 acre parcel and on our 13.85 acre site.

Planting of grape stock-

We estimate that we will plant approximately 5,448 plants in the 3rd quarter of 2017. Estimated associated costs for planting including grape stock and labor is approximately $39,000.

Harvesting of grapes

Harvesting is anticipated to take place in the 3rd quarter of 2017.

Grapes for wine:

We would either sell the harvested grapes to local wineries or have the grapes bottled into our own wines.

Acquisition of existing vineyards or land for development of Vineyard:

We anticipate that we will pursue the acquisition of other local vineyards or land to develop vineyards in the 3rd quarter of 2017.

Funding

We plan on using generated revenue from wine tours, RV rental space, Glamping and our restaurant rental as well as from some equity and debt financing. to develop our existing vineyard sites.

Acquiring additional vineyards or land for vineyard development will require additional funding from either equity or debt financing in the future.

Profits

One acre equates to approximately 350 case equivalents (a case equating to 12 bottles of wine). 10 acres would equate to approximately 3,500 case equivalents, while 20 acres would equate to 7,000 case equivalents.

Our grape yields could be sold to other vineyards for bottling whereby we would simply harvest and sell the grapes or we could have the grapes bottled and private labeled for marketing and distribution. We believe that we could bottle and private label our own grapes for $6.00-$8.00 a bottle and sell for $14.00-$50.00 a bottle, or $168 to $600 per case.Wine making and grape growing are subject to a variety of agricultural risks.  Various diseases, pests and certain weather conditions can materially and adversely affect the quality and quantity of grapes available to us thereby materially and adversely affecting the supply of our products and its profitability.

Wine Market Opportunity

A combination of fundamental market changes in the United States create an opportunity for us, including:

Steady growth in the U.S. wine market:  Wine sales in the U.S. from all production sources—California, other U.S. states and foreign countries—increased 2% from the previous year to a new record of 360.1 million 9-liter cases with an estimated retail value of $34.6 billion," according to wine industry consultant Jon Fredrikson of Gomberg, Fredrikson& Associates in Woodside. Of the total, almost two-thirds or 207.7 million cases of California wine account for a 58% share of U.S. wine sales with an estimated retail value of $22 billion.   Including exports, 2012 California wine shipments to all markets in the U.S. and abroad reached 250.2 million cases. (Source Sacramento Business Journal April 8, 2013).

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

Wine Industry Overview

"A recent IWSR survey commissioned by international wine and spirits exhibition Vinexpo has found that the United States is driving global wine consumption as the alcohol category's largest wine market. Consuming 312.5 million cases of wine in 2013, the United States was the only market among the Top 10 wine-drinking countries to show growth compared with the previous year, according to the London-based source for wine and spirits analysis. Although the increase was lower than in preceding years, totaling 5 million more cases, its overall value was sustained by a shift in demand toward the higher end of the market, it reports. Between 2009 and 2013, global wine consumption increased by 2.7 percent to reach a total of 2.6 billion 9-liter cases, the equivalent to more than 31.7 billion bottles. The IWSR predicts that growth will accelerate by another 1 percent between 2014 and 2018 to reach 2.732 billion 9-liter cases or 32.78 billion bottles. "(source: Beverage News February 2, 2015)

According to the Wine Institute, California wine shipments within the U.S. in 2014 were 224.9 million cases with an estimated value of $24.6 billion up from 215.4 million cases in 2013, with an estimated retail value of $23.1 billion.

California Wine Statistics:

•    California wine sales in the U.S. grew 6.7% in value and 4.4% in volume in 2014
•    Estimated retail value of 2014 California wine sales in the U.S. was $24.6 billion
•    Total California wine sales (in U.S. and exports) grew 3.7 percent in volume
•    2014 represents the 22nd consecutive year of growth for all wine sales in the U.S.
•    The U.S. has been the world's largest wine market since 2010

Overall, the wine market is growing steadily in both developed and emerging economies.  Increasing disposable incomes, rising awareness about the medical benefits of wine, and the consumer shift toward consumption of premium alcoholic beverages are driving impressive growth in the wine industry.

A recent article in the Los Angeles Timesproclaimed that "the infusion of foreign capital bolsters a plan backed by Temecula Valley wine producers to more than double the number of wineries in the area to over 100 by 2020. The expansion is aimed at significantly boosting a local tourism industry that generated about $700 million in 2015, according to the most recent statistics." (http://www.latimes.com/business/la-fi-temecula-chinese-investment-20170417-story.html)

Wine Competition

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

Fredrikson explained that value-priced wines made up 75% of California table wine volume in 2014 while premium wines accounted for 25% of wine volume but almost half (47%) of winery revenues. We believe that on a smaller scale, locally, we can compete specifically with these large producers and other wineries for "shelf space" at retailers and at restaurants, especially within the $15 to $50 per bottle range.  Within this range, we believe that the principal competitive factors are product quality, price, and unique label recognition, and we believe that we can compete favorably with respect to each of these factors.

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

Office and Facilities

We lease our office space which is located at 43020 BlackdeerLoop,Temecula, California 92590, phone is 951-296-1024. Our website is www.Internationalendeavorscorp.com and RVino.com

Regulation

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

Wine production and sales are subject to extensive regulation by the United States Department of Treasury Alcohol and Tobacco Tax and Trade Bureau ("TTB"), the California Department of Alcohol Beverage Control ("CABC") and other state and federal governmental authorities that regulate interstate sales, licensing, trade and pricing practices, labeling, advertising and other activities. In recent years, federal and state authorities have required warning labels on beverages containing alcohol.  Restrictions or taxes imposed by government authorities on the sale of wine could increase the retail price of wine, which could have an adverse effect on demand for wine in general. New or revised regulations or increased licensing fees or excise taxes on wine, if enacted, could reduce demand for wine and have an adverse effect on IEC's business, negatively impacting IEC's results of operations and cash flows.

IEC is also subject to a broad range of federal and state regulatory requirements regarding its agricultural operations and practices.  IEC's agricultural operations are subject to regulations governing the storage and use of fertilizers, fungicides, herbicides, pesticides, fuels, solvents and other chemicals.  These regulations are subject to change and conceivably could have a significant impact on operating practices, chemical usage, and other aspects of IEC's business.

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

Since inception, May 7, 2014 through December 31, 2016 we have had net losses. As we have limited operations and have yet to attain profitability our auditor has expressed substantial doubt about our ability to continue as a going concern. (See: Report Of Independent Registered Public Accounting Firm, page 20).

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

Wine production and sales are subject to extensive regulation by the United States Department of Treasury Alcohol and Tobacco Tax and Trade Bureau ("TTB"), the California department of alcohol beverage control ("CABC") and other state and federal governmental authorities that regulate interstate sales, licensing, trade and pricing practices, labeling, advertising and other activities. In recent years, federal and state authorities have required warning labels on beverages containing alcohol.  Restrictions or taxes imposed by government authorities on the sale of wine could increase the retail price of wine, which could have an adverse effect on demand for wine in general. New or revised regulations or increased licensing fees or excise taxes on wine, if enacted, could reduce demand for wine and have an adverse effect on our business, negatively impacting our results of operations and cash flows.

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

ITEM 2. DESCRIPTION OF PROPERTY
CORPORATE INFORMATION

Office and Facilities

Our offices are located at 43020 BlackdeerLoop,Temecula, California 92590, phone is 951-296-1024. Our website is www.Internationalendeavorscorp.com and RVino.com.

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

Our common was listed on the OTC at February 2017 on the OTC markets. Our symbol is IDVV.

At Year end December 31. 2016 we had 12,470,338 shares of our common stock outstanding and the number of stockholders of record of our common stock was 38.

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

Initially we had acquired 10 acres of land in the Wine district of Temecula Valley Wine country for Recreational Vehicles to lease as vacation rental space. We sold the land at a loss of $45,111 on July 22, 2016 for $75,000. We determined that we needed to acquire land that was in a more strategic location for vineyard development, wine tours and RV space rental as well for the establishment of a "Glamping" design which we could we could also incorporate into future Vineyard and wine themed land acquisitions. As such we acquired 6 acres of land with a restaurant on site in Warner Springs, Ca for $450,394 which was generating $1,205 in revenue from the rental of a restaurant on the property. 3 acres are zoned commercial and 3 acres are zoned agricultural. Subsequent to the acquisition we have initiated the development of the property towards our goal of establishing a wine themed glamping site with a small vineyard which we anticipate being completed sometime in the 3rd quarter of 2017. In addition we acquired 13.85 acres in San Diego County for $99,000 fordevelopinga vineyard and a lot in Rancho California RV Park for RV rental. We plan on harvesting grapes from the vineyard for our private labeled wines to offer to our customers as well as for sale through our website and local establishments. We believe that focusing on land acquisition in the area for supporting the tourism industry that the Temecula wine country has developed can be a profitable and expanding business.

We have also worked with local establishments for the marketing of our wine tours. Some of the establishments that we currently work with are salons, spas, restaurants and vineyards some of which have wine tasting and tours already established.

During the year ended December 31, 2016 we had revenues of $2,410 from the leasing of our restaurant, and revenues of 58,124 from our wine tours and total operating expenses of $72,837, and after loss on sale of property and loss on impairment of website, a net loss of $122,330.

During the year ended December 31, 2015 we had revenues of $43,000 from the leasing of our RV property, and revenues of 55,943 from our wine toursand total operating expenses of $170,988, and a net loss of $72,045.

It is the intention of the Company to continue to develop and market our existing property in the Temecula Valley Wine country in Southern California, develop part of our existing properties as a vineyard, private label wines from local vineyards for sale, increase our wine tour business and look forward towards acquiring additional properties for both the development of RV property as well as vineyards. In addition we plan to continue development of our wine label RVino.

Plan of Operations

RV Site Operations

We leased spaces for a total of $43,000 through the year ended December31, 2015and had no RV space leases in 2016. We plan on developing our six acre property for Glamping and for RV space rental. We plan on leasing our RV property in Rancho California in the third quarter of 2017.

Private Label Wine

We are in process of label design for our privately labeled wine under our brand, RVino. We expect to have the design completed in the 2nd quarter of 2017. We anticipate working with one of the local wineries in Temecula for private labeling our wine and initiating bottling and labeling in the second quarter of 2017. Cost is expected to be approximately $5,000 for a minimum order. As we have not selected the winery or the type of wine we will initially bottle the exact price cannot be determined at this time.

Vineyard Development

We have 3 acres allocated for vineyard development on our 6 acre property in Temecula, Ca. Currently we are in process of developing the land for the vineyard. In addition we are planning on developing our 13.85 acre property for vineyard development which we anticipate starting on in the 3rd or 4th quarter of 2017.

We do not currently have any funding in place or plans for funding for the acquisition of additional land for vineyard development or to hire consultants to help us with land acquisitions or vineyard development.

Wine Tours

We conducted wine tours at the year ended December 31, 2016 and generated revenues of $58,124. We plan on continuing to market and develop our wine tours in the future.

We conducted wine tours at the year ended December 31, 2015 and generated revenues of $55,943. We plan on continuing to market and develop our wine tours in the future.

As at December 31, 2016 the Company had $3,313 of cash on hand, total assets of $587,288 and $553,680 of liabilities.

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

For the year ended December 31, 2016, all payments met the above criteria thereby allowing for the recognition of revenue for the lease arrangements upon the signing of the lease agreement. Revenue from wine tours is recognized at the time of payment for the tour.

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

Capital Expenditures

We capitalize expenditures for land improvement when they are not part of normal maintenance. In December of 2016 we have capitalized improvements on property at 23446 Hwy 79 which were specifically for grading of the land to make the land usable for our RV lease operation. To date we have paid $29,135, as a capital expenditure, for the grading of the property.

In 2015 we capitalized expenditures for land improvement when they were not part of normal maintenance. In December of 2015wehad capitalized improvements on our 10 acre parcel of land which were specifically for grading of the land to make the land usable for our RV lease operation. To date we have paid $11,800, as a capital expenditure, for the grading of the property. The property was sold in 2016 at a loss as we determined the property to be inadequate for the purpose of developing a vineyard.

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
Results of Operations
For the Year Ended December 31,2016 and for the Year Ended December 31, 2015.
For the year ended December 31, 2016 we had gross revenues of $60,534. Of which $58,124 was derived from our wine tours and $2,410 derived from rents from our restaurant and total operating expenses of $72,837 consisting of advertising and marketing of $4,990, consulting fees of $5,000, professional fees of $35,720, office rent of $9,299, real estate fees of $717, salary of $6,570, change in value of derivative liability of (2,090) and general and administrative fees of $9,174,depreciation expense of $1,842, fees of $555 and travel expenses of $1,060 and consequently a net loss of $12,303 for the year.  There were additional expenses of interest expense of $8,553, loss on land sale of $70,611 and loss on the impairment of our website of $30,863 resulting in an overall loss of $122,330.
For the year ended December 31, 2015 we had gross revenues of $98,943, of which $55,943  was derived from our wine tours and $43,000 derived from the leasing of our RV property and total operating expenses of $170,988 consisting of advertising and marketing of $53,978, consulting fees of $13,000, professional fees of $38,267, APP development costs of $19,000, office rent of $6,835, salaries of $13,650, and general and administrative fees of $7,020, depreciation expense of $7,416, fees of $656 and travel expenses of $11,166 and consequently a net loss of $72,045 for the year.
Liquidity and Capital Resources
For The Year Ended December 31, 2016 and for the Year Ended December 31,2015
As at December 31, 2016 the Company had cash on hand of $3,313, total assets of $587,288, total liabilities of $553,680 and stockholders' equity of $33,608
As at December 31, 2015 the Company had cash on hand of $8,996, total assets of $159,138, total liabilities of $3,200 and stockholders' equity of $155,938.
The Company's cash was generated from revenue from the leasing of its RV property, rents and proceeds from its wine tours and a Private Placement of its shares.
The Company believes it may have sufficient cash resources available to fund its primary operation for the next twelve (12) months. The Company has no, current, off balance sheet arrangements and does not anticipate entering into any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition.
The Company has no agreements in place with its shareholders, officers and directors or with any third parties to fund operations beyond the end of the Company's 2016 year ended December 31, 2016. The Company has not negotiated nor has available to it any other third party sources of liquidity.
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

8. FINANCIAL STATEMENTS.

FINANCIAL STATEMENTS
INTERNATIONAL ENDEAVORS CORPORATION

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS
10544 ALTON AVE NE
SEATTLE, WA  98125
206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
International Endeavors Corporation

We have audited the accompanying balance sheets of International Endeavors Corporation as of December 31, 2016 and 2015 and the related statements of operations, stockholders' equity and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of International Endeavors Corporation for the years ended December 31, 2016 and 2015 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.
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
/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC
Seattle, Washington
June 7, 2017

INTERNATIONAL ENDEAVORS CORPORATION
BALANCE SHEETS

	December 31, 2016 (Audited)	December 31, 2015 (Audited-Restated)
Assets
Current Assets
Cash	$3,313	$8,996
Total Current Assets	3,313	8,996
Other Current Assets
Property Acquisition Deposits	2,000	-
Total Other Current Assets	2,000	-
Fixed Assets
Building, Furniture and Equipment net of Accumulated Depreciation	581,975	150,142
Total Fixed Assets	581,975	150,142
Total Assets	587,288	159,138
Liabilities And Stockholders' Equity
Current Liabilities
Accounts Payable	-	3,200
Derivative Liability	49,554	-
Notes Payable Related Parties	131,909	-
Notes Payable Property Acquisition Current	7,270	-
Total Current Liabilities	188,733	3,200
Long Term Liabilities
Notes Payable Property Acquisitions	364,947	-
Total Long Term Liabilities	364,947	-
Total Liabilities	553,680	3,200

Stockholders' Equity
Common stock $0.001 par value 75,000,000 shares authorized 12,470,338 shares issued and outstanding at December 31, 2016 and 2015	12,470	12,470
Additional paid-in-capital	422,766	422,766
Accumulated Earnings (deficit)	(401,628)	(279,298)
Total Stockholders' Equity	33,608	155,938
Total Liabilities and Stockholders' Equity	587,288	159,138

See accompanying notes to Audited financial statements.

INTERNATIONAL ENDEAVORS CORPORATION
STATEMENTS OF OPERATIONS

	December 31, 2016 (Audited)	December 31, 2015 (Audited-Restated)
Revenue
Wine Tour Sales	$58,124	$55,943
RV Space Renal Income	-	43,000
Rental Income	2,410	-
Total Revenue	60,534	98,943
Gross Profit	60,534	98,943

Operating Expenses
Consulting services	5,000	13,000
Amortization Expense	-	6,637
Depreciation Expense	1,842	779
Professional fees	35,720	38,267
Advertising and Marketing	4,990	53,978
APP Development	-	19,000
Fees	555	656
General & Administrative	9,174	7,020
Change to the fair value of derivative liabilities	(2,090)	-
Office Rent	9,299	6,835
Real Estate Fees	717	-
Travel	1,060	11,166
Salary	6,570	13,650
Total Operating Expenses	72,837	170,988

Income/(Loss) from continuing operations	(12,303)	(72,045)

Loss on Sale of Property	(70,611)	-
Interest Expense	(8,553)	-
Loss on Impairment of Website	(30,863)	-
Income (loss) before income taxes	(122,330)	(72,045)

Net Income (loss)	(122,330)	$(72,045)

Basic and Diluted Income (Loss) Per Share from continuing operations	$(0.00)*	$(0.00)*
Basic and Diluted Income (Loss) Per Share from all operations	$(0.00)*	$(0.00)*
Weighted Average of Common Shares Outstanding basic and diluted	12,470,338	12,431,543
 * denotes income or loss of less than $0.01 per share
See accompanying notes to Audited financial statements.

INTERNATIONAL ENDEAVORS CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
 (Audited)

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Accumulated Earnings (Deficit)	Total
Balance, December 31, 2014	12,210,337	$12,210	$384,026	$(207,253)	$188,983

Stock issued for cash consideration	260,001	260	38,740	—	39,000

Net loss for the year ended December 31, 2015	—	—	—	(72,045)	(72,045)
Balance, December 31, 2015-Restated	12,470,338	$12,470	$422,766	$(279,298)	$155,938
Net loss for the year ended December 31, 2016				(122,330)	(122,330)
Balance December 31, 2016	12,470,338	12,470	422,766	(401,628)	33,608

See accompanying notes to audited financial statements.

 INTERNATIONAL ENDEAVORS CORPORATION
STATEMENT OF CASH FLOWS

	December 31, 2016 (Audited)	December 31, 2015 (Audited-Restated)
Cash Flows from Operating Activities
Net Income (loss)	$(122,330)	$(72,045)

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by (Used In) Operating Activities:
Deposits	(2,000)	-
Deferred Revenue	-	(23,500)
Accounts Payable	(3,200)	(4,800)
Derivative Liability	49,554	-
Amortization	-	6,637
Depreciation	1,454	779
Net Cash Provided/used by Operating Activities-continuing operations	(76,522)	(92,929)

Investing Activities
Loss on Impaired Website (Net)	30,863	-
Purchased Equipment (Computer)	(4,900)	-
Purchased Equipment (Restaurant)	(27,334)	-
Purchased Building	(148,500)	-
Purchased Land (13.85 Acres)	(99,000)	-
Purchased Land (23446 Hwy 79)	(274,560)	-
Purchased Land Improvement (23446 Prop)	(29,135)	-
Sale of Land (10 Acres)	108,258	-
Sale of Land Improvements (Net)	11,021	-
Purchased Website	-	(33,500)
Net Cash provided/used by Investing Activities	(433,287)	(33,500)

Financing Activities
Notes Payable	504,126	-
Sale of Stock	-	39,000
Net Cash Provided/used by Financing Activities	504,126	39,000

Increase (decrease) in Cash	(5,683)	(87,429)

Cash at Beginning of Year	8,996	96,425

Cash at End of Year	$3,313	$8,996
See accompanying notes to Audited financial statements.

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

IEC was formed for the purpose of developing and leasing land for recreational vehicle use, acquisition of land and/or vineyards for vineyard development, production of grapes for wine, and private labeling of wine for wine distribution.

The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities."

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of the years ended December 31, 2016 and December 31, 2015.

ESTIMATES

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2016 and 2015.
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

INTERNAL WEBSITE DEVELOPMENT COSTS

Under ASC350-50, Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred. Under ASC 350-50, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit. The Company's website asset was computed using a useful life of the asset of five years. At December 31, 2016 the Company's web site was written off as the result of an impairment loss.

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, "Revenue Recognition" ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.The Company's revenues have been generated through lease agreements for our RV property and wine tours.

The terms of these lease agreements generally consist solely of upfront payments which are refundable should the lessee choose to terminate the lease within 10 (ten) days of signing the lease agreement. After 10 (ten) days the lease payment becomes non-refundable.  Revenues from leasing fees are recognized upon the client's completion of the lease agreement.

For the years ended December 31, 2016 and 2015, all payments met the above criteria thereby allowing for the recognition of revenue for the lease arrangements upon the signing of the lease agreement and for the wine tours upon acceptance of payment for the tour. When non-refundable payments do not meet this criteria, the revenues are recognized over the expected period of performance. We periodically review for any expected period of substantial involvement under the agreements that provide for non-refundable up-front payments. If ever applicable, we will adjust the amortization periods when appropriate to reflect changes in assumptions relating to the duration of our expected involvement.

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified for comparative purposes to conform to the current-year financial statement presentation. Thesereclassifications had no effect on previously reported results of operations. In addition, certain prior year amounts from the restated amounts have been reclassifiedfor consistency with the current period presentation.

Note 2 - Uncertainty, going concern:

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of December 31, 2016 the Company had an accumulated deficit of $401,628 and as of December 31, 2015 the Company had an accumulated deficit of $279,298. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 3- Assets

The Company acquired land October 10, 2014 in the wine country of Temecula, California at 46454 De Portola Road, Temecula, California for the price of $108,258. Since the acquisition $11,800 was paid for the development of the land for the purpose of leasing to Recreational Vehicles. As of July 22, 2016 the above Land and improvement was sold for the amount of $75,000 creating a loss of after escrow fees of $(45,111).

The company opened escrow on May 25, 2016 with a $5,000 non-refundable deposit for a 28 acre parcel of land at 37448 Hwy 79 Warner springs, CA 92086. The Company extended escrow through 2 payments of $10,000 totaling $20,000 which were non-refundable. An additional $40,000 was paid into escrow on September 30, 2016. In October of 2016 the 28 acres of land for which the company had paid $65,000 into escrow fell out of escrow as the interest rate on the anticipated loan was not within the company's expectations. On October 14 of 2016 $39,500 was refunded to the Company and $25,500 was a non- refundable fee which was initially required to extend the escrow.

On October 4, 2016 we entered into escrow for a property located at23446 Hwy 79 Warner Springs, CA 92086 with a deposit of $1,000. We made a down payment on the property of $144,403 on October 21, 2016andassumed a note for the acquisition from FlemmingHolgerson for $306,945 with terms of principal plus 6% payments in the amount of $2,364.22 to be made monthly until March 14, 2019 at which time a balloon payment in the amount of $282,533 is due. Total cost for the property was $450,394 (inclusive of fees associated with the purchase).  The property currently generates monthly rental income in the amount of $1,205. An additional gross amount of $29,135 was paid for land improvement costs.

Detailed Valuation for the property	$ Amount
Building Valuation	148,500
Restaurant and equipment	18,809
Furniture and fixtures	8,525
Land Valuation	274,560
Accumulated Depreciation(Building and equipment)	964

On November 8, 2016 we entered into escrow for the acquisition of 13.85 acres which consisted of parcel number 112-030-21-00 in San Diego County, Ca 92086 for $99,742 (inclusive of associated purchase fees), with a deposit of $1,000. Terms of the acquisition were $29,319 which was paid on December 7, 2016 as a down payment and a first loan in the amount of $70,000. The note is payable as interest only with monthly payments of $291.67 per month, including 5% interest per annum, due and payable three years from close of escrow or sooner with no prepayment penalty and a balloon payment due on December 15, 2019.

Deposits

There were two deposits for properties for a total of $2,000 in 2016 as follows:

On December 23, 2016 a deposit in the amount of $1,000 was paid on a property located at 45525 CA-79 Unit 286 Riverside CA 92536.On January 24th of 2017 the company closed escrow on the property for an original escrow amount of $24,057 IEC was refunded $454 from escrow on January 31, 2017 leaving a total property acquisition cost $23,603.  There are no notes on this property.

On November 15, 2016 we entered into escrow for the purchase of 222 acres located in Warner Springs, CA consisting of four parcels of land: Parcel numbers 114-030-29-00 and 114-050-20-00 and 114-050-21-00 and 114-050-22-00, for a total purchase price of $425,000 with a deposit of $1,000 on November 17, 2016. A first loan of 274,000 was to be assumed and a second loan of 150,000 was to be through conventional financing. Escrow was scheduled to be closed 21 days from the date of entering escrow; however, due to cultural findings of Indian artifacts on the property escrow was cancelled on May 5, 2017 and the Company's deposit of $1,000 was refunded.

Depreciation Policy

The Company values its investment in property and equipment at cost less accumulated depreciation. Our  depreciation policy is to compute primarily by the straight line method over the estimated useful lives of the assets ranging from three to fifteen years. The Company's land improvement asset was computed using a useful life of the asset of fifteen years. As such the land improvement for the property 46454 De Portola Road, Temecula, California asset was depreciated $779 as of December 31, 2016. The 23446 property building depreciation was at 37.5 years and was $660, the restaurant and equipment was at 5 years and was $304. Computer equipment was 5 years and was $490.

The Company's website was considered impaired and was written off as an impairment loss of $30,863.

Assets 2016	Amount	Assets 2015	Amount

Building	148,500
Restaurant Equipment	27,334
Land	373,560	Land	108,258
Land Improvement	29,135	Land Improvement	11,800
Computer Equipment	4,900	Website	37,500
Accumulated Depreciation	(1,454)		(779)
Accumulated Amortization			(6,637)
Total 2016 Investments	581,975	Total 2015 Investments	150,142

Note 4- Advertising and Marketing

The Company expenses advertising and market development costs as incurred. Total advertising and marketing costs recorded in advertising and marketing expenses were $4,990 and $53,978 for the years ended December 31, 2016 and 2015, respectively.

Note 5– Related Party Transactions

Restricted shares in the amount of 7,586,000 shares were issued in lieu of cash of which 4,086,000 shares were issued to Nate Engel at a par value of $.001 per share and 3,500,000 shares were issued to Mary Davis at par value of $.001 per share on May 27, 2014.

The company entered into a promissory note agreement with Christopher Hayden on October 18, 2016 who is a shareholder for the total of $100,000. The non-convertiblenote is due and payable on October 18, 2017 with an interest rate of 8% per annum.
The company entered into a promissory 0%note agreement with Nate Engel October 24, 2016 who is a shareholder and President of the company for the total of $10,000. The sum of $10,000.00 is due and payable on the 24th day of April, 2017. This note may be converted to common stock of the company based on a price of sixty five (65%) percent of the lowest trading price of the previous 5 trading days before request. The Note may never be converted to an amount greater than 9.9% of the issued and outstanding common shares or a control position. The note was amended and extended to October 24, 2017.
The company entered into a promissory note agreement with James White October 27, 2016 who is a shareholder for the total of $10,000. The sum of $10,000.00 is due and payable on the 27th day of April, 2017. This note may be converted to common stock of the company based on a price of sixty five (65%) percent of the lowest trading price of the previous 5 trading days before request. The Note may never be converted to an amount greater than 9.9% of the issued and outstanding common shares or a control position. The note was amended and extended to October 24, 2017.
The company entered into a promissory note agreement with Stephen Hayden December 4, 2016 who is a shareholder for the total of $35,000at 0 percent interest, due and payable on June 4, 2017. The note is convertible to common stock of the company based on a price of sixty five (65%) percent of the lowest trading price of the previous 5 trading days before request.The Note may never be converted to an amount greater than 9.9% of the issued and outstanding common shares or a control position.
The company entered into a promissory note agreement with Christopher Hayden on December 30, 2016 who is a shareholder for the total of $20,000 at 0 percent interest, due and payable on June 30, 2017. The note may be converted to common stock of the company based on a price of sixty five (65%) percent of the lowest trading price of the previous 5 trading days before request.  The Note may never be converted to an amount greater than 9.9% of the issued and outstanding common shares or a control position.
Note 6 – Convertible Promissory Notes, Related Parties
On October 24, 2016, the Company executed a convertible promissory note for $10,000 with Nate Engel as consideration for $10,000 he loaned to the Company.  This convertible promissory note in unsecured, bears no interest and is due on April 24, 2017. The note is convertible at any time into restricted shares of common stock at a conversion price equal to 65% of the lowest trading price of the previous five trading days before the request to convert is made. The company bifurcated the conversion feature and accounted for it as a derivative liability.  The Company recorded the derivative liability at its fair value of $6,731 based on the Black Scholes Merton pricing model and a corresponding debt discount of $6,731 to be amortized utilizing the interest method of accretion over the term of the note. As of December 31, 2016, the Company fair valued the derivative at $6,484 resulting in a gain on the change in the fair value of $247. In addition, $2,515 of the debt discount has been amortized to interest expense. The note was amended and extended to October 24, 2017.

On October 27, 2016, the Company executed a convertible promissory note for $10,000 with James White as consideration for $10,000 he loaned to the Company.  This convertible promissory note is unsecured, bears no interest and is due on April 27, 2017. The note is convertible at any time into restricted shares of common stock at a conversion price equal to 65% of the lowest trading price of the previous five trading days before the request to convert is made. The company bifurcated the conversion feature and accounted for it as a derivative liability.  The Company recorded the derivative liability at its fair value of $6,733 based on the Black Scholes Merton pricing model and a corresponding debt discount of $6,733 to be amortized utilizing the interest method of accretion over the term of the note. As of December 31, 2016, the Company fair valued the derivative at $6,341 resulting in a gain on the change in the fair value of $392. In addition, $2,405 of the debt discount has been amortized to interest expense. The note was amended and extended to October 27, 2017.

On December 4, 2016, the Company executed a convertible promissory note for $35,000 with Stephen Hayden as consideration for $35,000 he loaned to the Company.  This convertible promissory note is unsecured, bears no interest and is due on June4, 2017. The note is convertible at any time into restricted shares of common stock at a conversion price equal to 65% of the lowest trading price of the previous five trading days before the request to convert is made. The company bifurcated the conversion feature and accounted for it as a derivative liability.  The Company recorded the derivative liability at its fair value of $24,489 based on the Black Scholes Merton pricing model and a corresponding debt discount of $24,489 to be amortized utilizing the interest method of accretion over the term of the note. As of December 31, 2016, the Company fair valued the derivative at $23,038 resulting in a gain on the change in the fair value of $1,451. In addition, $3,633 of the debt discount has been amortized to interest expense.

On December 30, 2016, the Company executed a convertible promissory note for $20,000 with Christopher Hayden as consideration for $20,000 he loaned to the Company.  This convertible promissory note is unsecured, bears no interest and is due on June 30, 2017. The note is convertible at any time into restricted shares of common stock at a conversion price equal to 65% of the lowest trading price of the previous five trading days before the request to convert is made. The company bifurcated the conversion feature and accounted for it as a derivative liability.  The Company recorded the derivative liability at its fair value of $13,690 based on the Black Scholes Merton pricing model and a corresponding debt discount of $13,690 to be amortized utilizing the interest method of accretion over the term of the note.

A summary of outstanding convertible notes as of December 31, 2016, is as follows:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance 12/31/2016
Christopher Hayden	10/18/2016	10/18/2017	8%	$100,000
Nate Engel	10/24/2016	4/24/2017	0%	10,000
James White	10/27/2016	4/27/2017	0%	10,000
Stephen Hayden	12/4/2016	7/04/2017	0%	35,000
Christopher Hayden	12/30/2016	6/30/2017	0%	20,000
Total				175,000
Less debt discount				(43,090)
Total				$131,910

A summary of the activity of the derivative liability for the notes above is as follows:
Balance at December 31, 2015	$-
Increase to derivative due to new issuances	51,643
Derivative (gain) due to mark to market adjustment	(2,089)
Balance at December 31, 2016	$49,554

Note 7-Notes Long Term

	Holgerson*	Steven Reed*	Total
2017	7,270		7,270
2018	10,972		10,972
2019	283,975	70,000	353,975
2020	-	-	-
Thereafter	302,217	70,000	372,217

*The long term notes payments are principal only payments.

Note 8– Common Stock

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

On July 10, 2014 the Company issued 400,000 shares at $.05 per share to Steve Hayden, which were issued for services relating to locating land for development, vineyards, and RV vacation rental sites as well as aiding in the planning of land development for both vineyards and RV vacation rental sites.

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
1,419,337 shares were issued at $.15 per share for $ 212,900

At the year ended December 31, 2104 there were 12, 210,337 shares issued and outstanding.

At the year ended December 31, 2015 the company had issued 260,001 shares to three shareholders for $39,000 at a price of $.15 per share via a Private offering of the company's shares.

At December 31, 2016 and 2015 there were 12,470,338 shares issued and outstanding.

Note 9 – Income Taxes

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

As of December 31, 2016, December 31, 2015 the Company had net operating loss carry forwards of approximately $401,628 and 279,298 that may be available to reduce future years' taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	December 31, 2016	December 31, 2015
Federal income tax benefit attributable to:
Current Operations	$18,349	$10,807
Less: valuation allowance	(18,349)	(10,807)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 15% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2016	December 31, 2015
Deferred tax asset attributable to:
15%	$60,244	$41,895
Less: valuation allowance	(60,244)	(41,895)
Net deferred tax asset	$0	$0

Note 10 – Restatement

The financial statements have been revised to account for activity that had premature recognition of revenue. The resulting transactions affected the Company's Sales, Deferred Revenue and Accumulated deficit. In accordance with applicable Generally Accepted Accounting Principles (GAAP), the Company calculated and recognized adjustments accordingly.

On May 7, 2016, the Company filed with the Securities and Exchange Commission ("SEC") its reviewed financial statements for the quarter ended March 31, 2016.   Following the discovery of various material errors the Company informed the SEC on May 23, 2016, that these financial statements could not be relied upon, and on June 15, 2016 filed its restated audited financial statements for the above mentioned periods.

The following table represents the effects of the subsequent and first restated statements as of December 31, 2015.

	Restated Dec 31, 2015		Original Dec 31, 2015
	$		$
Sales		98,943		68.943
Accumulated Deficit		(279,298)		(279,298)
Net Loss		(72,045)		(102,045)

Note 11 – Subsequent Events
Management has reviewed events between December 31, 2016 to the date that the financials were issued, June 7, 2017, and the following significant events were identified for disclosure:
On January 17th, of 2017 Christopher Hayden loaned the Company $60,000 and was issued a promissory note from the Company due and payable in one year with an interest rate of 0%. The sum of $60,000.00 shall be due and payable on July 17, 2017. This note may be converted to common stock of the company based on a price of sixty five (65%) percent of the lowest trading price of the previous 5 trading days before request. The Note may NEVER be converted to an amount greater than 9.9% of the issued and outstanding common shares or a control position.
On January 24th of 2017 the company closed escrow on a property located at 45525 CA-79 Unit 286 Riverside CA 92536 for a total of $24,057.41 less escrow fees of $454 leaving a property total of $23,603. There are no notes on this property.
From January 1, 2017 through May 30, 2017 the Company sold 900,000 shares of common restricted stock for $90,000 and issued 400,000 shares for services for $40,000 for a total of 1,300,000 shares. At May 30, 2017 there were 13,770,338 shares issued and outstanding.
In January of 2017 the Company sold 200,000 shares of common restricted stock for $20,000.
On February 3, 2017 the Company paid $35,000 to Hill springs Farm for the buyout of the long term lease (lease period was through 2024) on the 23446 Property.
In February of 2017 the Company sold 85,000 shares of common restricted stock for $8,500.
In March of 2017 the Company sold 385,000 shares of common restricted stock for $38,500.
On March 1, 2017 the Company issued 400,000 shares to Avalon Partners, Inc. for $40,000 for services rendered to the Company.

In April of 2017 the Company sold 230,000 shares of common restricted stock for $23,000.
On May 5, 2017 the Company received a refund of its deposit in the amount of $1,000 for the acquisition of the 222 acre property due to the cancellation of escrow.
The company entered into a promissory 0%note agreement with Nate Engel October 24, 2016 who is a shareholder and President of the company for the total of $10,000. The sum of $10,000.00 is due and payable on the 24th day of April, 2017. This note may be converted to common stock of the company based on a price of sixty five (65%) percent of the lowest trading price of the previous 5 trading days before request. The Note may never be converted to an amount greater than 9.9% of the issued and outstanding common shares or a control position. The note was amended and extended to October 24, 2017.
The company entered into a promissory note agreement with James White October 27, 2016 who is a shareholder for the total of $10,000. The sum of $10,000.00 is due and payable on the 27th day of April, 2017. This note may be converted to common stock of the company based on a price of sixty five (65%) percent of the lowest trading price of the previous 5 trading days before request. The Note may never be converted to an amount greater than 9.9% of the issued and outstanding common shares or a control position. The note was amended and extended to October 27, 2017.

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

ITEM 9A.   CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer believe that:

●
Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

●
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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2016.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2016. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, our management has concluded that, as of December 31, 2016, our internal controls over financial reporting were effective based on that framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Gillespie & Associates, PLLC, the Company's independent registered public accounting firm, issued an audit report as of December 31, 2016, which is included herein.

Changes In Controls Over Financial Reporting

During the fourth quarter of fiscal 2016, there were no changes to our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Nathan Engel has served as President, CFO and Director of the company since inception. He has worked in the technological area of the automotive industry since 2002. He has a degree from the Universal Technical Institute in 2003. He has been the manager of Degrees of Freedom in Murrieta, Ca from 2010 to the present where he not only managed all operations but was proficient in CAD/CAM designs as well as the technological development and fabrication of various machineries. He has also assisted in the fabrication of equipment designed for the wine industry. The Company believes that Nate's experience in the technological aspects of equipment design, especially in the wine industry, as well as his analytical capabilities towards technical planning will be an asset to the Company.

Mary Davis has been Secretary of the company since inception. From 2001 to 2005 she managed a 12 store retail chain in Orange County, CA. From 2008 to 2011 she managed a large retail chain of salons in Palm Beach, Fla. for Ratner Co. Since 2011 to the present time she has worked in the real estate industry, as well as working with the Company since the Company's inception. The company anticipates that her marketing experience and real estate background will be an asset in developing marketing concepts and assisting in land acquisitions for the Company.

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

Indemnification of Directors and Officers

Except as permitted by the Wyoming Revised Statutes, the Company's Articles of Incorporation do not provide for any additional or different indemnification procedures. At present, there is no pending litigation or proceeding involving a director, officer or employee of the Company regarding which indemnification is sought, nor is the Company aware of any threatened litigation that may result in claims of indemnification. The Company has not obtained director's and officer'sliability insurance, although the board of directors of the Company may determine to investigate and, possibly, acquire such insurance in the future.

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

Employment Agreements

On May 13, 2014 we entered into any employment agreement with Nate Engel to serve as CEO, and Director whereby per the agreement he Company shall pay to Employee a base salary of $1,000 per month, in addition to 3,786,000 shares of common stock, plus applicable bonuses as are awarded by the Board of Directors from time to time based on performance, which may either be paid in stock or cash at the discretion of the Board. On May 20, 2014 we entered into an employment agreement with Mary Davis whereby Employee has agreed to compensation in the form of 3,500,000 restricted shares of common stock at a par value of $0.001. The Employment agreements stipulate that the salary "shall terminate when the Board of Directors or shareholders vote to terminate".

Conflict of Interest - Management's Fiduciary Duties

Our directors and officer or may become, in their individual capacity, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

Executive Compensation
 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Nate Engel, CEO	2014	7,500-	3,786	-	-	-	-	11,286
	2015	13,650	-	-	-	-	-	13,650
	2016	6,570						6,570
Mary Davis, Secretary	2014	-	3,500	-	-	-	-	3,500
	2015	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2016.

Compensation of Officers and Directors

We paid $11,286 in salaries to Nate Engel in the period from inception to December 31, 2014 inclusive of common shares in lieu of a salary totaling 3,786,000 shares at a par value of $.001 ($3,786). He was also issued 300,000 shares at $0.001 per share for formation costs of $300. Mary Davis was granted common shares in lieu of a salary totaling 3,500,000 shares at par value of $.001 per share ($3,500). There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director.

We paid $6,570 in salaries to Nate Engel in the year ended December 31, 2016

We paid $13,650 in salaries to Nate Engel in the year ended December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2016, information concerning ownership of our securities by:

-	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

-	Each person who owns beneficially more than five percent of the outstanding shares of our preferred stock;

-	Each director;

-	Each named executive officer; and

-	All directors and officers as a group.

BENEFICIAL OWNERS AND MANAGEMENT EQUITY POSITION(S)

The table below sets forth, as of December 31, 2016, certain information with respect to the beneficial ownership of the common stock of our Company by each person who we know to be beneficial owner of more than 5% of any class or series of our capital stock, each of the directors and executive officers individually, and all directors and executive officers as a group. Unless otherwise indicated, each person named in this table has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*	Percent of Class
Common	Nate Engel – CEO	4,086,000	33%
Common	Mary Davis-Secretary	3,500,000	28%

 *As of December 31, 2016 these are the only beneficially owned shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the Company's fiscal year ended December 31, 2016 and 2015, we were billed approximately $15,650 and $15,238, respectively for professional services rendered for the audit and reviews of our financial statements that were provided by Gillespie.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.
The following documents are filed as part of this report:
Financial Statements and Financial Statement Schedules

The financial statements are included in Item 8 of this Form 10-K.
Exhibits Required by Item 601 of Regulation S-K
Exhibit No.	Description
23.1	Consent of Certified Public Accountant
31	Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#
32	Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
101	Interactive Data Files
* incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 23, 2017	INTERNATIONAL ENDEAVORS CORPORATION

	By:	/s/ Nate Engel
Nate Engel,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Nate Engel
Nate Engel	Director, President, (Principal Executive, Officer)	June 23, 2017