Form 10-K/A
period 2016-12-31
International Endeavors Corp
filed 2017-08-03
CIK 1611046

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO
Commission file number: 333-202639
 ___________________________________________________________________________

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

EXPLANATORY NOTE

This Amendment, Form 10-K/A amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on June 23, 2017 (the “Original Filing”).

The purpose of this Amendment on Form 10-K/A is due to the fact that the Company failed to disclose the fact that the Company elected to take an early adoption of ASU 2017-01. For convenience and ease of reference, the Company is filing this Form 10-K/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of the filing date of the Original Filing. Except as stated herein, this Form 10-K/A does not reflect events or transactions occurring after such filing date or modify   or update those disclosures in the original Form 10-K that may have been affected by events or transactions occurring subsequent to such filing date.

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
206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
International Endeavors Corporation

We have audited the accompanying balance sheets of International Endeavors Corporation as of December 31, 2016 (restated) and 2015 (restated) and the related statements of operations, stockholders' equity and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of International Endeavors Corporation for the years ended December 31, 2016 (restated) and 2015 (restated) and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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

As discussed in Note 10 to the financial statements, the December 31, 2016 financial statements have been restated to disclose that the company had elected early adoption of ASU 2017-01.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

June 7, 2017, except for Note 10, as to which the date is July 26, 2017.

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
ASSET ACQUISITION

In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business." ASU 2017-01 changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. If substantially all of the fair value is concentrated in a single asset or a group of similar assets, the acquired set is not a business. If this is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Determining whether a set constitutes a business is critical because the accounting for a business combination differs significantly from that of an asset acquisition. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. ASU 2017-01 will be applied prospectively to any transactions occurring within the period of adoption. Early adoption is permitted, including for interim or annual periods in which the financial statements have not been issued or made available for issuance. We adopted ASU 2017-01 for our acquisition of property located at 23446 Highway 79, Winchester, Ca. (see Note 3 to the financial statements).

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

Note 10 – Restatement

The Company is restating its 10-K for December 31, 2016 which was originally filed on June 23, 2017 as it failed to disclose the early adoption of ASU 2017-01. (See Note 1 "Asset Acquisition "). As a result of the restatement none of the financial statement schedules have changed from the originally filed 10-K on June 23, 2017.

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
On December 4, 2016, the Company executed a convertible promissory note for $35,000 with Stephen Hayden as consideration for $35,000 he loaned to the Company. This convertible promissory note is unsecured, bears no interest and is due on June4, 2017. The note is convertible at any time into restricted shares of common stock at a conversion price equal to 65% of the lowest trading price of the previous five trading days before the request to convert is made. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $24,489 based on the Black Scholes Merton pricing model and a corresponding debt discount of $24,489 to be amortized utilizing the interest method of accretion over the term of the note. As of December 31, 2016, the Company fair valued the derivative at $23,038 resulting in a gain on the change in the fair value of $1,451. In addition, $3,633 of the debt discount has been amortized to interest expense. The note was amended and extended to June 4, 2018.

On December 30, 2016, the Company executed a convertible promissory note for $20,000 with Christopher Hayden as consideration for $20,000 he loaned to the Company. This convertible promissory note is unsecured, bears no interest and is due on June 30, 2017. The note is convertible at any time into restricted shares of common stock at a conversion price equal to 65% of the lowest trading price of the previous five trading days before the request to convert is made. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $13,690 based on the Black Scholes Merton pricing model and a corresponding debt discount of
$13,690 to be amortized utilizing the interest method of accretion over the term of the note. The note was amended and extended to June 4, 2018.

On June 1, 2017, the Company executed a convertible promissory note for $7,400 with Nate Engel as consideration for $7,400 loaned to the Company. This convertible promissory note is unsecured, bears no interest and is due on June 1, 2018. The note is convertible at any time into restricted shares of common stock at a conversion price equal to 65% of the lowest trading price of the previous five trading days before the request to convert is made.

On June 6, 2017, the Company executed a convertible promissory note for $2,000 with Essence, Inc. as consideration for $2,000 loaned to the Company. This convertible promissory note is unsecured, bears no interest and is due on June 6, 2018. The note is convertible at any time into restricted shares of common stock at a conversion price equal to 65% of the lowest trading price of the previous five trading days before the request to convert is made.

On July 3, 2017, the Company executed a convertible promissory note for $5,000 with Stephen Hayden as consideration for $5,000 loaned to the Company. This convertible promissory note is unsecured, bears no interest and is due on June 3, 2018. The note is convertible at any time into restricted shares of common stock at a conversion price equal to 65% of the lowest trading price of the previous five trading days before the request to convert is made.

On July 11, 2017, the Company executed a convertible promissory note for $10,000 with Jack McNutt as consideration for $10,000 loaned to the Company. This convertible promissory note is unsecured, bears no interest and is due on July 11, 2018. The note is convertible at any time into restricted shares of common stock at a conversion price equal to 65% of the lowest trading price of the previous five trading days before the request to convert is made.

On April 12, 2017 Nextera LLC purchased 100,000 shares for $10,000. On July 10, 2017 the shares were cancelled and Nextera LLC was refunded $10,000.

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

Michael Gillespie & Associates, PLLC, the Company's independent registered public accounting firm, issued an audit report as of December 31, 2016, which is included herein.

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

Dated: August 2, 2017	INTERNATIONAL ENDEAVORS CORPORATION

	By:	/s/ Nate Engel
Nate Engel,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Nate Engel
Nate Engel	Director, President, (Principal Executive, Officer)	August 2, 2017