Form 10-Q
period 2025-06-30
International Endeavors Corp
filed 2025-08-13
CIK 1611046

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 000-53612

INTERNATIONAL ENDEAVORS CORPORATION

(Exact name of registrant as specified in its charter)

nevada	45-5692180
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Unit 2, Level 6, Westin Centre, 26 Hung To Road, Kwun Tong, Hong Kong
(Address of principal executive offices)	(Zip Code)

+ 888-493-8028

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes   ☒ No

As of August 11, 2025, the Company had outstanding 3,969,933,920 shares of common stock.

INTERNATIONAL ENDEAVORS CORPORATION
QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2025

i

INTRODUCTORY COMMENTS

We are a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and an affiliated company in Australia. Our investors hold shares of common stock in International Endeavors Corporation, the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiaries and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong authority. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong.” set forth in the Company’s Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 30, 2025, as amended by Amendment No. 1 to Form 10 as filed with the SEC on July 3, 2025, as amended by Amendment No. 2 to Form 10 as filed with the SEC on August 12, 2025 (collectively, the “Registration Statement”).

International Endeavors Corporation and our Hong Kong subsidiaries are not required to obtain permission or approval from the China Securities Regulatory Commission, or CSRC, the Cybersecurity Administration Committee, or CAC, or any other Chinese authorities to operate our business or to issue securities to foreign investors. However, in light of the recent statements and regulatory actions by the People’s Republic of China (“the PRC”) government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that we inadvertently conclude that such approvals are not required, that applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, or that the PRC government could disallow our holding company structure, which would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions could cause the value of our common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of the Company’s securities to continue to trade on the OTC Markets, which would likely cause the value of our securities to significantly decline or become worthless.

There are prominent legal and operational risks associated with our operations being in Hong Kong. For example, as a U.S.-listed Hong Kong public company, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. We are subject to risks arising from the legal system in China where there are risks and uncertainties regarding the enforcement of laws including where the Chinese government can change the rules and regulations in China and Hong Kong, including the enforcement and interpretation thereof, at any time with little to no advance notice and can intervene at any time with little to no advance notice. Changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and Data Security Law, may target the Company's corporate structure and impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. By way of example, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that under the proposed rules companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments,” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. On January 4, 2022, the CAC, in conjunction with 12 other government departments, issued the New Measures for Cybersecurity Review (the “New Measures”). The New Measures amends the Draft Measures released on July 10, 2021 and became effective on February 15, 2022.

ii

The business of our subsidiaries is not subject to cybersecurity review with the Cyberspace Administration of China, given that: (i) we do not have one million individual online users of our products and services in Hong Kong; (ii) we do not possess a large amount of personal information in our business operations. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than Renminbi (“RMB”) 400 million. Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. For a detailed description of the risks the Company is facing and the offering associated with our operations in Hong Kong, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong.” set forth in the Registration Statement.

The recent joint statement by the SEC and Public Company Accounting Oversight Board (“PCAOB”), and the Holding Foreign Companies Accountable Act (the “HFCAA”), all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result, an exchange may determine to delist our securities. The Consolidated Appropriations Act, 2023 amended the HFCAA and reduced the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. Pursuant to the HFCAA, the PCAOB issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. On December 15, 2022, the PCAOB issued a report that vacated its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. Our auditor is based in Hong Kong and is subject to PCAOB’s inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. If PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong and we continue to use an accounting firm headquartered in Hong Kong to issue an audit report on our financial statements filed with the Securities and Exchange Commission, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 10-K for the relevant fiscal year. There can be no assurance that we would not be identified as a Commission-Identified Issuer for any future fiscal year, and if we were so identified for two consecutive years, we would become subject to the prohibition on trading under the HFCAA, as amended by the Consolidated Appropriations Act, and our securities may be delisted from OTC Markets as a result. Furthermore, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period was shortened to two years upon the enactment of the Consolidated Appropriations Act, 2023. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth in the Registration Statement.

iii

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in Hong Kong as summarized below and in “Risk Factors — Risks Relating to Doing Business in Hong Kong.” set forth in the Registration Statement.

•

Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. Please see “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” set forth in the Registration Statement.

•

We are a holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and an affiliated company in Australia. We will set up joint-venture entities for property development projects. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiaries and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct business. We are currently focused on reinvesting our earnings to support future growth and innovation. As a result, we do not anticipate paying dividends in the foreseeable future. Please see “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” set forth in the Registration Statement.

•

There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. We rely on dividends from our Hong Kong subsidiary for our cash and financing requirements, such as the funds necessary to service any debt we may incur. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see “Risk Factors - Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.”; “Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand business.”; “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” and “Transfers of Cash to and from our Subsidiaries.” set forth in the Registration Statement.

•

PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiaries in Hong Kong. Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations. Please see “Risk Factors- PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.” set forth in the Registration Statement.

iv

•	The legal and regulatory environment in Hong Kong has continued to evolve in recent years. While Hong Kong maintains a separate legal system from mainland China, government authority in mainland China may change Hong Kong’s rules and regulations with little to no advance notice, and can intervene and influence our operations and business activities in Hong Kong. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, if our subsidiaries or the holding company were required to obtain approval in the future, or we erroneously conclude that approvals were not required, or we were denied permission from Chinese authorities to operate or to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange and the value of our common stock would likely significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence our operations, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operations and/or the value of our securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and accordingly on the results of our operations and financial condition.” and “The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth in the Registration Statement.

•	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.
•

We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Risk Factors- The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth in the Registration Statement.

•

Under the Enterprise Income Tax Law of the PRC (“EIT Law”), we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders. Please see “Risk Factors- Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Registration Statement.

•

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong subsidiary, may limit the ability of our Hong Kong subsidiaries to distribute profits to us or may otherwise materially and adversely affect us.

v

•

The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. The Consolidated Appropriations Act, 2023 amended the HFCAA and reduced the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. This report was vacated on December 15, 2022. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Chinese authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period was shortened to two years upon the enactment of the Consolidated Appropriations Act, 2023. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth in the Registration Statement.

•

You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock. Please see “Risk Factors- Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.” set forth in the Registration Statement.

•

We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies. Please see “Risk Factors- We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.” set forth in the Registration Statement.

•

We are organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries. Please see “Risk Factors- It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders.” set forth in the Registration Statement.

•	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.
•	There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits. Please see “Risk Factors- Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Registration Statement.

References in this registration statement to the “Company,” “IDVV,” “we,” “us” and “our” refer to International Endeavors Corporation, a Nevada company and all of its subsidiaries on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

vi

Transfers of Cash to and from Our Subsidiaries

International Endeavors Corporation is a Nevada holding company with no operations of its own. We conduct our operations primarily through our subsidiaries in Hong Kong and an affiliated company in Australia. We will set up joint-venture entities for property development projects. We may rely on dividends or other transfers of cash or assets to be made by our Hong Kong subsidiaries to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. If our Hong Kong subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. To date, our subsidiaries have not made any transfers, dividends or distributions of cash flows or other assets to International Endeavors Corporation and International Endeavors Corporation has not made any transfers, dividends or distributions of cash flows or other assets to our subsidiaries.

International Endeavors Corporation is permitted under the Nevada laws to provide funding to and receive funding from our subsidiaries in Hong Kong through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our Hong Kong subsidiaries are also permitted under the laws of Hong Kong to provide and receive funding to and from International Endeavors Corporation through dividend distribution without restrictions on the amount of the funds. As of the date of this report, there has been no dividends or distributions among the holding company or the subsidiaries nor do we expect such dividends or distributions to occur in the foreseeable future among the holding company and its subsidiaries.

We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments.

Subject to the Nevada Revised Statutes and our bylaws, our board of directors may authorize and declare a dividend to shareholders at such time and of such an amount as they think fit if they are satisfied, on reasonable grounds, that immediately following the dividend the value of our assets will exceed our liabilities and we will be able to pay our debts as they become due. There is no further Nevada statutory restriction on the amount of funds which may be distributed by us by dividend.

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. The laws and regulations of the PRC do not currently have any material impact on transfer of cash from International Endeavors Corporation to our Hong Kong subsidiaries or from our Hong Kong subsidiaries to International Endeavors Corporation There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of Hong Kong dollar (“HKD”) into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S. investors.

There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see “Risk Factors - Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.”; “Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand business.”; “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” set forth in the Registration Statement.

vii

Current PRC regulations permit PRC subsidiaries to pay dividends to Hong Kong subsidiaries only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation. As of the date of this quarterly report, we do not have any PRC subsidiaries.

The PRC government imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. We currently do not maintain bank accounts in the PRC. To the extent that we maintain bank accounts in the PRC in the future, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations, we may be unable to pay dividends on our common stock.

 Cash dividends, if any, on our common stock will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at a rate of up to 10.0%.

In order for us to pay dividends to our shareholders, we will rely on payments made from our Hong Kong subsidiaries to International Endeavors Corporation. If in the future we have PRC subsidiaries, certain payments from such PRC subsidiaries to Hong Kong subsidiaries will be subject to PRC taxes, including business taxes and VAT. As of the date of this prospectus, we do not have any PRC subsidiaries and our Hong Kong subsidiaries have not made any transfers, dividends or distributions nor do we expect to make such transfers, dividends or distributions in the foreseeable future.

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by a PRC subsidiary to its immediate holding company. As of the date of this prospectus, we do not have a PRC subsidiary. In the event that we acquire or form a PRC subsidiary in the future and such PRC subsidiary desires to declare and pay dividends to our Hong Kong subsidiary, our Hong Kong subsidiary will be required to apply for the tax resident certificate from the relevant Hong Kong tax authority. In such event, we plan to inform the investors through SEC filings, such as a current report on Form 8-K, prior to such actions. See “Risk Factors – Risks Relating to Doing Business in Hong Kong.” set forth in the Registration Statement.

viii

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s market projections, financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company’s business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Registration Statement.

Consequently, all of the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

ix

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL ENDEAVORS CORPORATION

1

INTERNATIONAL ENDEAVORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In US dollars except for number of shares and per share data)

	Note(s)	June 30, 2025	December 31, 2024
		(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and bank balance		$401,904	$382,127
Accounts receivable	4	245,013	91,166
Contract assets including retainage, net	5	301,502	301,502
Prepaid expenses and other current assets, net	7	72,404	97,021
Amount due from an associate	11	167,062	8,999
Loan receivable	8	153,490	149,799
Amount due from related companies	9	66,284	–
Total Current Assets		1,407,659	1,030,614

Equipment, net	10	25,275	24,942
Investment in an associate	11	3	3
Total Non-Current Assets		25,278	24,945
TOTAL ASSETS		$1,432,937	$1,055,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	12	$332,635	$55,772
Accrued expenses and other payables		12,036	320,000
Contract liabilities	6	155,094	149,571
Tax liabilities		64,320	55,498
Amount due to related companies	13	850	201,645
Notes payable	14	127,050	122,124
Total Current Liabilities		691,985	904,610

TOTAL LIABILITIES		691,985	904,610

STOCKHOLDERS’ EQUITY
Preferred stock: Series A Convertible Preferred Shares, $0.001 par value, 500,000 shares authorized, Shares issued and outstanding: 200,000 as of June 30, 2025 and December 31, 2024		200	200
Common stock, $0.001 par value, 4,000,000,000 shares authorized Shares issued and outstanding: 3,969,933,920 as of June 30, 2025 and December 31, 2024		3,969,934	3,969,934
Additional paid-in capital		99,410	(969,820)
Exchange reserve		366	366
Accumulated deficit		(3,328,958)	(2,849,731)
TOTAL STOCKHOLDERS’ EQUITY	16	740,952	150,949

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,432,937	$1,055,559

The accompanying notes are an integral part of the consolidated financial statements.

INTERNATIONAL ENDEAVORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In US dollars except for number of shares and per share data)

		Three months ended 30 June	Six months ended 30 June	Three months ended 30 June	Six months ended 30 June
	Note(s)	2025	2025	2024	2024
REVENUES
Service income	19	$338,887	$767,983	$–	$114,487

COST OF REVENUES
Cost of services		(297,346)	(676,896)	–	(103,467)

GROSS PROFIT		41,541	91,087	–	11,020

OPERATING EXPENSES
General and administrative		(313,352)	(560,465)	(7,736)	(15,594)
Total operating expenses		(313,352)	(560,465)	(7,736)	(15,594)

LOSS FROM OPERATIONS		(271,811)	(469,378)	(7,736)	(4,574)

OTHER INCOME
Interest income		1,961	3,899	707	1,141
Interest expense		(2,501)	(4,926)	(3,168)	(6,274)
Total other expenses		(540)	(1,027)	(2,461)	(5,133)

NET LOSS BEFORE INCOME TAX		(272,351)	(470,405)	(10,197)	(9,707)
Income tax	20	–	(8,822)	–	(1,809)

NET LOSS		(272,351)	(479,227)	(10,197)	(11,516)

OTHER COMPREHENSIVE INCOME
Other comprehensive income		–	–	–	–

COMPREHENSIVE LOSS		$(272,351)	$(479,227)	$(10,197)	$(11,516)

NET LOSS PER ORDINARY SHARE – BASIC	18	$(0.000069)	$(0.000121)	$(0.000003)	$(0.000003)

NET LOSS PER ORDINARY SHARE – DILUTED	18	$(0.000034)	$(0.000060)	$(0.000001)	$(0.000001)

The accompanying notes are an integral part of the consolidated financial statements.

INTERNATIONAL ENDEAVORS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In US dollars except for number of shares and per share data)

For the six months ended June 30, 2025

	Common stock (i)		Preferred stock		Additional paid-in capital	Exchange	Accumulated
	Shares	Amount	Shares	Amount	(Note 1)	reserve	deficit	Total
Balance as of January 1, 2025	3,969,933,920	$3,969,934	200,000	$200	$(969,820)	$366	$(2,849,731)	$150,949
Capital contributions	–	–	–	–	669,872	–	–	669,872
Net loss for the period	–	–	–	–	–	–	(206,876)	(206,876)
Balance as of March 31, 2025	3,969,933,920	$3,969,934	200,000	$200	$(299,948)	$366	$(3,056,607)	$613,945
Capital contributions	–	–	–	–	399,358	–	–	399,358
Net loss for the period	–	–	–	–	–	–	(272,351)	(272,351)
Balance as of June 30, 2025	3,969,933,920	$3,969,934	200,000	$200	$99,410	$366	$(3,328,958)	$740,952

For the six months ended June 30, 2024

	Common stock (i)		Preferred stock		Additional paid-in capital	Exchange	Accumulated
	Shares	Amount	Shares	Amount	(Note 1)	reserve	deficit	Total
Balance as of January 1, 2024	4,126,390,920	$4,126,391	200,000	$200	$(1,712,585)	$366	$(2,566,353)	$(151,981)
Treasury stock returned and cancelled	(400,000,000)	(400,000)	–	–	400,000	–	–	–
Net loss for the period	–	–	–	–	–	–	(1,319)	(1,319)
Balance as of March 31, 2024	3,726,390,920	$3,726,391	200,000	$200	$(1,312,585)	$366	$(2,567,672)	$(153,300)
Net loss for the period	–	–	–	–	–	–	(10,197)	(10,197)
Balance as of June 30, 2024	3,726,390,920	$3,726,391	200,000	$200	$(1,312,585)	$366	$(2,577,869)	$(163,497)

(i)	The Company’s board of directors has authorized the issuance of 2,356,712,066 shares of common stock with a total par value of $2,356,712 for the Share Exchange. These shares were issued to the respective shareholders on May 30, 2025.

The accompanying notes are an integral part of the consolidated financial statements.

INTERNATIONAL ENDEAVORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In US dollars except for number of shares and per share data)

	Six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before income tax	$(470,405)	$(9,707)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of equipment	4,740	–
Changes in operating assets and liabilities:
Accounts receivable	(153,847)	–
Contract assets including retainage, net	–	(31,942)
Prepaid expenses and other current assets, net	24,617	–
Amount due from an associate	(158,063)	–
Amounts due from related companies	(66,284)	–
Other receivables	–	(5,171)
Accounts payable	276,863	–
Contract liabilities	5,523	18,937
Accrued expenses and other payables	(307,964)	–
Amount due to related companies	(200,795)	34,378
Notes payable	4,926	6,274
Net cash (used in) / provided by operating activities	(1,040,689)	12,769

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(5,073)	–
Net cash used in investing activities	(5,073)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	1,069,230	128,212
Loan receivable	(3,691)	–
Net cash provided by financing activities	1,065,539	128,212

NET INCREASE IN CASH	19,777	140,981

CASH, BEGINNING OF PERIOD	382,127	360,469

CASH, END OF PERIOD	$401,904	$501,450

The accompanying notes are an integral part of the consolidated financial statements.

INTERNATIONAL ENDEAVORS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

NOTE 1	ORGANIZATION AND PRINCIPAL ACTIVITIES

International Endeavors Corporation (the “Company” or “IDVV”) is a holding company incorporated in the State of Nevada on May 7, 2014.

Change in Control

On January 22, 2025, Raymond Valdez, the sole executive officer and director of the Company entered into the Stock Purchase Agreement, pursuant to which Mr. Valdez agreed to sell (the “Sale”) to ModuLink Inc., a British Virgin Islands corporation, and Zenith (Hong Kong) Engineering Limited, a Hong Kong corporation, 200,000 shares of Preferred A shares, representing all of the issued and outstanding shares of Preferred A, and the transfer of certain promissory notes of the Company held by third parties. The Sale was consummated on February 10, 2025 and resulted in ModuLink Inc. obtaining voting and operational control of IDVV. Concurrently, the directors of ModuLink Inc., Mr. TAM, Hin Wah Anthony, Mr. FU, Wah and Mr. AU-YEUNG Sai Kit, were appointed as the executive officers and directors of the Company and Raymond Valdez resigned as the sole executive officer and director.

Share Exchange for Acquisition of ModuLink Investment Limited

On March 28, 2025, the Company entered into a Share Exchange Agreement (the “Share Exchange”) with the shareholders of ModuLink Investment Limited (hereafter referred to as, MIL), a British Virgin Islands limited liability company. Under the terms of the agreement, the Company agreed to acquire 100% of the issued and outstanding shares of MIL by issuing a total of 2,356,712,066 shares of common stock. This Share Exchange was consummated on May 1, 2025, and MIL became a 100% owned subsidiary of the Company. The original business of former shareholder was disposed in full on May 1, 2025, simultaneously with the closing of the Share Exchange.

MIL is a holding company which was incorporated on March 13, 2025 in the British Virgin Islands. On March 25, 2025, MIL completed a group restructuring through a share exchange transaction with the shareholders of ModuLink Corporation Limited (“MCL”), a company incorporated in Hong Kong. MCL is the holding company of the entire equity interests in its subsidiaries including Zenith Integrated Modular Limited (“ZIML”), Zenith AY Modular Buildings Company Limited (“ZAMBCL”) and ModuLink InnoTech Company Limited (“MICL”). Details of the Company’s principal subsidiaries as of June 30, 2025 are described in Note 3 – Subsidiaries. Upon the completion of the share exchange, MIL became the parent holding company of MCL.

MIL together with MCL and its subsidiaries and associated company (collectively the “ModuLink Group”) are primarily engaged in property development construction and design services by implementing modular integrated construction technology (“MiC”), embedded with our proprietary atmospheric water generators (“AWG”) and property management system by internet of things technology (“IoT”). The headquarter of ModuLink Group is located in the Hong Kong Special Administrative Region of the People’s Republic of China (“PRC” or “China”).

Following the Share Exchange, ModuLink Group became the primary operating business of the Company.

Merger of Entities under Common Control and Reverse Recapitalization

Prior to the Share Exchange, the Company was considered as a shell company due to its nominal assets and limited operation. The Share Exchange was part of a planned sequence of integrated transactions beginning with the February 2025 change in control and culminating in the May 2025 acquisition of MIL.

INTERNATIONAL ENDEAVORS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

NOTE 1	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONT’D)

The Share Exchange is accounted for as a merger of entities under common control in accordance with ASC 805-50, as Mr. TAM, Hin Wah Anthony, Mr. FU, Wah and Mr. AU-YEUNG Sai Kit, who collectively control 100% of ModuLink Inc. and 60% of MIL, exercised continuous and effective control over both entities throughout the transaction period. The same individuals served as directors and majority shareholders of both IDVV and MIL after the change of control in February 2025, and coordinated the Share Exchange as part of a single strategic plan to reorganize MIL under a public entity. Upon the consummation of acquisition on May 1, 2025, MIL became the ongoing operating entity of the Company.

Accordingly, the transaction is accounted for as a reverse recapitalization of the Company, with MIL deemed the accounting acquirer and the Company treated as the accounting acquiree for financial reporting purposes. Under the guidance in Accounting Standard Codification (ASC) Topic 805, for transactions between entities under common control, the assets, liabilities and results of operations, are recognized at their carrying amounts as of the consummation date of the Share Exchange. This accounting treatment requires a retrospective presentation and combination of the consolidated financial statements as if the share exchange and disposal of original business had occurred and the current group structure had existed at the beginning of the earliest reporting period presented. Accordingly, the historical financial statements of the Company reflect those of the accounting acquirer, i.e. the ModuLink Group, prior to the transaction, accompanied by a recapitalization of the Company’s equity structure.

During the three and six months ended June 30, 2025 and 2024, the Company and ModuLink Group (collectively referred to the “Group”) generated revenues exclusively from modular building construction and design services business.

Going Concern

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America, or U.S. GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses of $479,227 and has net cash used in operating activities of $1,040,689 for the six months ended June 30, 2025. In addition, as at the reporting date, the Company has accumulated deficit of $3,328,958. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The accompany consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

The Company plans to secure additional funding to support its current operations, expected future growth and strategic objectives. Management is actively pursuing financing opportunities through debt and equity transactions, as well as exploring new development projects and accelerating the commercialization of its products. If successfully executed, these initiatives are expected to generate positive operating cash flows and improve the Company’s financial position.

Based on management’s best estimates, the Company believes it has sufficient financial resources to meet its obligations for at least the next twelve months.

INTERNATIONAL ENDEAVORS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation and Preparation

These consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and are expressed in United States dollars. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s consolidated financial position and results of operations for the periods presented. Certain information and disclosure included in these interim consolidated financial statements have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2024 The results for the three and six months periods ended June 30, 2025 and 2024, are not necessarily indicative of the results to be expected for a full year, any other interim periods or future years or periods.

(B) Principles of Consolidation

The consolidated financial statements include the financial statements of International Endeavors Corporation, ModuLink Investment Limited and its subsidiaries and associated companies for which it is the primary beneficiary. Upon making this determination, the Company is deemed to be the primary beneficiary of these entities, which are then required to be consolidated for financial reporting purpose. All significant intercompany transactions and balances have been eliminated upon consolidation.

Transactions involving entities under common control are accounted for using the merger accounting. The consolidated financial statements of the combining entities are presented as if the reorganization occurred at the beginning of the earliest reporting period presented. No gain or loss is recognized in the consolidated financial statements as a result of the reorganization. The historical financial information of all entities under common control is combined retroactively for all periods presented. The financial statements reflect consistent accounting policies and principles across all entities.

(C) Use of Estimates

The Company’s consolidated financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as accounting for income tax valuation allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

INTERNATIONAL ENDEAVORS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

NOTE 3	SUBSIDIARIES

Details of the Company’s principal consolidated subsidiaries as of June 30, 2025 and December 31, 2024 were as follows:

Name	Place of Incorporation	Ownership/Control interest attributable to the Company June 30, 2025 and December 31, 2024	Principal activities
ModuLink Investment Limited (“MIL”) (i)	British Virgin Islands	100%	Holding company
ModuLink Corporation Limited (“MCL”) (ii)	Hong Kong	100%	Holding company and provision of intergroup management services
Zenith Integrated Modular Limited (“ZIML”) (iii)	Hong Kong	100%	Provision of construction and engineering services
Zenith AY Modular Buildings Company Limited (“ZAMBCL”) (iv)	Hong Kong	100%	Provision of project management services in overseas (vi)
ModuLink InnoTech Company Limited (“MICL”) (v)	Hong Kong	100%	Provision of technology management services (vii)

Remarks:

i)	ModuLink Investment Limited was incorporated on March 13, 2025 in the British Virgin Islands.

ii)	ModuLink Corporation Limited was incorporated on June 26, 2024 in Hong Kong.

iii)	ZIML was incorporated on August 13, 2021, as a wholly owned subsidiary of a Hong Kong limited company, which was beneficially held by Anthony Hin Wah TAM (“Mr. TAM”), a major shareholder, director and chairman of the Company. On August 1, 2024, a share swap agreement was executed among ZIML, MCL, the Hong Kong entity held by Mr. TAM, and two other major shareholders of MIL. Pursuant to this agreement, Mr. TAM exchanged his entire ultimate shareholding in ZIML for a 50% equity interest in MCL prior to private placements to other shareholders. After the transaction, ZIML became the wholly-owned subsidiary of MCL.

iv)	ZAMBCL was incorporated on March 4, 2024, and was jointly owned by a Hong Kong company, which was beneficially held by Sai Kit AU-YEUNG (“Mr. AU-YEUNG”) (70%) and ZIML (30%). Mr. AU-YEUNG is also a major shareholder, director and chief financial officer of the Company. On August 1, 2024, a share swap agreement was signed among ZAMBCL, MCL, ZIML, Mr. AU YEUNG and his company. Pursuant to this agreement, Mr. AU-YEUNG transferred his 70% shareholding in ZAMBCL in exchange for a 25% equity interest in MCL prior to private placements to other shareholders. After the transaction, ZAMBCL became the wholly-owned subsidiary of ZIML.

v)	MICL was incorporated on December 17, 2021, and was jointly owned a Hong Kong limited company, which was beneficially held by Wah FU (“Mr. FU”) (40%) and ZIML (60%). Mr. FU is a major shareholder, director and chief executive officer of the Company. On August 1, 2024, a share swap agreement was executed among MICL, MCL, ZIML, Mr. FU and his company. Pursuant to this agreement, Mr. FU exchanged his 40% shareholding in MICL for a 25% equity interest in MCL prior to private placements to other shareholders. After the transaction, MICL became the wholly-owned subsidiary of ZIML.

vi)	ZAMBCL has not commenced business during the six months ended June 30, 2025.

vii)	MICL has not commenced business during the six months ended June 30, 2025

INTERNATIONAL ENDEAVORS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

NOTE 4	ACCOUNTS RECEIVABLE

Accounts receivable as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Accounts receivable	$245,013	$91,166
Less: provision for credit losses	–	–
Total	$245,013	$91,166

For the six months ended June 30, 2025 and 2024, the Company recorded no provision for credit losses for accounts receivable.

NOTE 5	CONTRACT ASSETS INCLUDING RETAINAGE, NET

Contract assets including retainage, net consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Contract assets (Note 6)	$193,404	$193,404
Retainage	108,098	108,098
Less: provision for credit losses	–	–
Contract assets including retainage, net	$301,502	$301,502

Retainage receivables have been billed and the Company has an unconditional right to receive payment, but are not due until satisfactory contract completion and acceptance by the customer.

NOTE 6	CONTRACT ASSETS AND LIABILITIES

Costs and estimated earnings compared to billings on uncompleted contracts as of June 30, 2025 and December 31, 2024 consisted of the following:

Costs and estimated earnings in excess of billings on uncompleted contracts:

	June 30, 2025	December 31, 2024
Contract costs incurred plus estimated earnings	$4,323,927	$4,323,927
Less: Progress billings	(4,130,523)	(4,130,523)
	$193,404	$193,404

Billings in excess of costs and estimated earnings on uncompleted contracts:

	June 30, 2025	December 31, 2024
Contract costs incurred plus estimated earnings	$550,034	$273,505
Less: Progress billings	(705,128)	(423,076)
	$(155,094)	$(149,571)

INTERNATIONAL ENDEAVORS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

NOTE 7	PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Prepaid expenses	$29,932	$45,000
Deposit paid	9,870	52,021
Other receivables	32,602	–
	$72,404	$97,021

NOTE 8	LOAN RECEIVABLES

The amount was due from an independent property development entity based in Canada. The amount due is unsecured, carries interest at a rate of 5% per annum and repayable on demand.

NOTE 9	AMOUNT DUE FROM RELATED COMPANIES

The summary of amount due from related companies as of June 30, 2025 and December 31, 2024 is as follows:

	June 30, 2025	December 31, 2024
ModuLink Inc.	$15,569	$–
Zenith (PMS) Limited	50,715	–
	$66,284	$–

The amount due from related companies in which the Company's directors also serve as directors. The amounts are unsecured, non-interest-bearing, and repayable on demand.

ModuLink Inc., a corporation incorporated in the British Virgin Islands, is the holder of all 200,000 issued and outstanding Preferred A shares of the Company. The directors and shareholders of ModuLink Inc., Mr. Tam Hin Wah Anthony, Mr. Fu Wah, and Mr. Au-Yeung Sai Kit, are also directors and majority shareholders of the Company.

Zenith (PMS) Limited is wholly owned by Mr. Tam Hin Wah Anthony, who also serves as a director of the Company. The amount due relates to a deposit paid for subcontracting services provided by Zenith (PMS) Limited in connection with the supply and installation of windows and steel structures for the Company’s design and build services project. As of June 30, 2025, the related work had not yet been fully completed. The nature of the transaction is considered trade-related.

NOTE 10	EQUIPMENT, NET

Equipment, net as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Computer equipment	$4,586	$–
Office equipment	5,387	4,900
Furniture and Fixtures	5,936	5,936
Leasehold improvement	14,819	14,819
Less: accumulated depreciation	(5,453)	(713)
Total	$25,275	$24,942

Depreciation expense for the six months ended June 30, 2025 and 2024 amounted to $4,740 and $Nil, respectively.

Pledge of Equipment

No equipment has been pledged by the Company.

INTERNATIONAL ENDEAVORS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

NOTE 11	INVESTMENT IN AN ASSOCIATE

Name	Place of Incorporation	Ownership/Control interest attributable to the Company June 30, 2025 and December 31, 2024	Principal activities
ModuLink Australia Pty Limited	Australia	40%	Provision of construction and engineering services in Australia

ModuLink Australia Pty Limited was incorporated on 30 July 2024 for providing construction and engineering services in Australia.

The amount due from the associate represented the advances from the Company for the development project in Australia, which is unsecured, non-interest-bearing, and repayable on demand.

NOTE 12	ACCOUNTS PAYABLE

Accounts payable as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Account payable	$276,863	$–
Retention payable	55,772	55,772
Total	$332,635	$55,772

The retention payable is not due until satisfactory contract completion and acceptance by the customer.

NOTE 13	AMOUNT DUE TO RELATED COMPANIES

The summary of amount due to related companies as of June 30, 2025 and December 31, 2024 is as follows:

	June 30, 2025	December 31, 2024
Zenith (PMS) Limited	$–	$47,798
AY Consulting Services Company	850	153,847
Total	$850	$201,645

The amount due to related companies in which the Company's directors also serve as directors. These balances primarily represent advances provided to fund certain development projects. The amounts are unsecured, non-interest-bearing, and repayable on demand.

INTERNATIONAL ENDEAVORS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

NOTE 14	NOTES PAYABLE

Notes payable as of June 30, 2025 and December 31, 2024 consisted of the following:

			Outstanding Amount (including accrued interest)
Name of Note Holder	Principal Amount	Date of Issuance	June 30, 2025	December 31, 2024
Zenith (Hong Kong) Engineering Limited	$75,000	Oct 2, 2017	$46,425	$44,625
Zenith (Hong Kong) Engineering Limited	65,000	Nov 17, 2019	80,625	77,499
	$140,000		$127,050	$122,124

On January 22, 2025, Raymond Valdez, the former sole executive officer and director entered into the Stock Purchase Agreement, pursuant to which Mr. Valdez agreed to sell to ModuLink Inc., a British Virgin Islands corporation, and Zenith (Hong Kong) Engineering Limited, a Hong Kong corporation (“Zenith (HK)”), 200,000 shares of Preferred A shares, representing all of the issued and outstanding shares of Preferred A, and the transfer of certain promissory notes of the Company held by third parties.

Pursuant to the Stock Purchase Agreement dated January 22, 2025, the two convertible promissory notes of the Company in the principal amounts of $65,000 and $75,000, respectively were purchased and assigned to Zenith (HK) on January 30, 2025. The notes were originally convertible into shares of the Company’s common stock in accordance with the terms set forth therein. On February 28, 2025, Zenith (HK) waived all rights to convert the outstanding principal amount and any accrued but unpaid interest under the two convertible promissory notes into equity securities of the Company. Both notes have already become due and payable. However, Zenith (HK) has indicated a willingness to work with the Company regarding repayment of such loans. These notes are interest bearing at a rate of 8% per annum. Thus, notes payable is classified as financial liabilities and recognized at amortized cost.

NOTE 15	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines.

At the end of the reporting period, there were contingent liabilities of maximum USD 1.91 million (December 31, 2024: USD 1.91 million) in respect of the subsidiary providing a corporate guarantee to a bank for securing the general banking facilities granted to both the subsidiary and a related company wholly owned by Mr. Tam Hin Wah Anthony.

As of June 30, 2025 and December 31, 2024, the Company’s management is of the opinion that there are no other commitments and contingencies to account for, except for those mentioned above.

INTERNATIONAL ENDEAVORS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

NOTE 16	STOCKHOLDERS’ EQUITY

(A) Common Stock and Series A Convertible Preferred Shares

On February 9, 2025, the authorized capital stock was increased to Four Billion Ten Million (4,010,000,000) shares, consisting of (a) Four Billion (4,000,000,000) shares of common stock, par value $0.001 per share and (b) Ten Million (10,000,000) shares of preferred stock, par value $0.001 per share, issuable in one or more series as hereinafter provided.

Common Stock

The number of authorized common stock is Four Billion (4,000,000,000) Shares. Issued and Outstanding as of June 30, 2025 and December 31, 2024 were 3,969,933,920. The shares were issued under Rule 144 of the Securities and Exchange Act.

On March 28, 2025, the Company entered into a share exchange agreement with all shareholders of the ModuLink Investment Limited (“MIL”). Under the terms of the agreement, the Company will acquire 100% of the issued and outstanding shares of MIL by issuing a total of 2,356,712,066 shares of IDVV common stock at a valuation of $0.0034 per share to the shareholders of MIL on a pro-rata basis, representing an aggregate valuation of approximately $8,013,000. The transaction was consummated on May 1, 2025 and MIL became a 100% owned subsidiary of the Company. The board of directors have approved the issuance of 2,356,712,066 shares which were issued on May 30, 2025.

As the Share Exchange between the Company and MIL was a merger of entities under common control and accounted for as a reverse recapitalization, the common stock has been retrospectively restated to reflect the issuance of 2,356,712,066 shares of IDVV common stock for all periods presented.

Series A Convertible Preferred Shares

The number of authorized Series A Convertible Preferred is Five Hundred Thousand (500,000) Shares. Shares Issued and Outstanding as of June 30, 2025 and December 31, 2024 were 200,000 shares. Each holder of Series A Convertible Preferred Shares is entitled to vote together with holders of the common stock with each one Series A Convertible Preferred A Share voting as twenty thousand shares of Common Stock. Similarly, each one share of Series A Convertible Preferred Share is convertible into twenty thousand shares of Common Stock.

On February 7, 2025, the Board changed the name of the Preferred A Stock to “the Series A Convertible Preferred” stock. The Series A Convertible Preferred Stock has a par value of $0.001 and 500,000 authorized shares, of which 200,000 are issued and outstanding.

Currently, holders of Series A Convertible Preferred Stock are: (i) entitled to receive dividends or other distributions and rank prior to the Company’s Common Stock as to distribution of assets upon liquidation, dissolution; (ii) entitled to vote on all matters submitted to a vote of the shareholders together with the Common Stock holders with each one share of Series A Convertible Preferred Stock having 20,000 votes; (iii) entitled to convert Series A Preferred Stock into shares of Common Stock with each one share of Series A Convertible Preferred Stock be converted to 20,000 shares of Common Stock.

(B) Dividends

The Company has not declared any dividends since incorporation.

INTERNATIONAL ENDEAVORS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

NOTE 17	RELATED PARTY TRANSACTIONS

Except as set forth below, during the three and six months ended June 30, 2025 and 2024, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

During the three and six months ended June 30, 2025, the Company recognized rental expenses of $6,569 and $17,121, respectively (2024: $Nil), payable to AY Consulting Services Company Limited.

AY Consulting Services Company Limited is a related party, as the Company’s Chief Financial Officer also serves as a director and shareholder of the entity.

In addition to the transactions and balances detailed elsewhere in these financial statements, the Company had the following transactions with the related company:

	Three months ended June 30,	Six months ended June 30,	Three months ended June 30,	Six months ended June 30,
	2025	2025	2024	2024
Project and design management service fees paid to Zenith (PMS) Limited	$134,615	$269,230	$–	$–
Subcontracting construction service fees paid to Zenith (PMS) Limited	$130,188	$130,188	$–	$–
Product development fees paid to Leidenford Ltd.	$11,538	$23,076	$–	$–

NOTE 18	NET LOSS PER SHARE

Net loss per share information for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three months ended June 30,	Six months ended June 30,	Three months ended June 30,	Six months ended June 30,
	2025	2025	2024	2024
Numerator:
Net loss attributable to common stockholders	$(272,351)	$(479,227)	$(10,197)	$(11,516)
Denominator:
Weighted average number of shares outstanding:
Basic	3,969,933,920	3,969,933,920	3,760,676,634	3,756,720,590
Diluted	7,969,933,920	7,969,933,920	7,760,676,634	7,756,720,590
Net loss per ordinary share:
Basic	$(0.000069)	$(0.000121)	$(0.000003)	$(0.000003)
Diluted	$(0.000034)	$(0.000060)	$(0.000001)	$(0.000001)

The Company had convertible preferred stock outstanding during the three and six months ended June 30, 2025 and 2024, which is potentially dilutive upon conversion to ordinary shares. Accordingly, diluted net loss per share has been calculated to reflect the potential impact of such conversions. The Company did not have any stock options or warrants issued and outstanding during the periods presented. As mentioned in Note 1, the Share Exchange between the Company and MIL was a merger of entities under common control and accounted for as a reverse recapitalization, the common stock has been retrospectively restated to reflect the issuance of 2,356,712,066 shares of IDVV common stock for all periods presented. The weighted average number of shares outstanding for the three and six months ended June 30, 2025 and 2024 was presented as if all the shares of the Company issued on May 30, 2025 for the Share Exchange occurred at the beginning of the earliest reporting period.

INTERNATIONAL ENDEAVORS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

NOTE 19	REVENUE

The breakdown of revenue for the three and six months ended June 30, 2025 and 2024 is as follows:	Three months ended June 30,	Six months ended June 30,	Three months ended June 30,	Six months ended June 30,
	2025	2025	2024	2024

Design and build services	$250,015	$550,034	$–	$114,487
Project design and management services	$88,872	$217,949	$–	$–
Total	$338,887	$767,983	$–	$114,487

NOTE 20	INCOME TAXES

The Company was incorporated in the State of Nevada, which currently does not impose a state corporate income tax. The Company is, however, subject to the federal corporate income tax rate of 21%.

The subsidiary incorporated in the British Virgin Islands is not subject to income tax under the relevant regulations. Under the current Hong Kong Inland Revenue Ordinance, the Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits derived during the current period, after deducting a tax concession for the tax year.

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated.

NOTE 21	SUBSEQUENT EVENTS

The Company has evaluated all transactions and events after the balance sheet date and has determined that no additional disclosures are required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in the report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Cautionary Note Concerning Forward-Looking Statements” on page ix.

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “$” refer to the legal currency of the United States. Throughout this report, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income (loss) within the unaudited condensed consolidated statements of changes in stockholders’ (deficit) equity.

Unless indicated otherwise, throughout this Quarterly Report on Form 10-Q, we refer to International Endeavors Corporation and its consolidated subsidiaries, as “IDVV,” “we,” “us” and “our.”

Numerical information in this report is presented on a rounded basis using actual amounts. Minor differences in totals and percentage calculations may exist due to rounding.

Description of Business

International Endeavors Corporation is a Nevada holding company that through its subsidiaries are engaged primarily in property development construction and design services by implementing modular integrated construction technology (“MiC”), embedded with our proprietary atmospheric water generators (“AWG”) and property management system by internet of things technology (“IoT”). We develop sustainable, technology-enabled communities that enhance the quality of life. We build smart, energy-efficient structures that we believe are secure, adaptable and ready for the future. We focus on projects that we believe will enhance the quality of life and reduce environmental impact, while driving innovation and excellence in the real estate market across Australia, Europe, America and Asia.

By embracing advanced technologies, we expect to achieve competitive advantages, drive sustainable growth, and meet the evolving needs of modern urban environments. We believe that careful planning, strategic investment and effective risk management are essential to maximize the potential of these innovative solutions and ensure long-term success. We are dedicated to advancing the boundaries of construction innovation.

In carrying out our property development projects, we rely on third party manufacturers and partners to supply key components of our proprietary ModuLink platform, including modular steel structures and atmospheric water generators (AWGs). These systems are designed in-house and incorporate core technologies that are owned or controlled by the Company. However, the physical production of these components is currently outsourced to strategic manufacturing partners located in mainland China, that operate under strict adherence to our proprietary design specifications and quality standards.

On July 1, 2025, we entered into a cooperation agreement with a wholly owned subsidiary of Hume Plasterboard Pty Ltd, a building materials supplier. The agreement is for one year, with an option to extend the term if either party provides one month's prior notice. Both parties will collaborate on applying MiC technologies across a range of housing developments, with a shared focus on quality, speed, and sustainability. We will lead project planning and modular design. HUME will supply off-site prefabricated MiC using building materials according to the design requirement of IDVV and in compliance with the local building codes. The collaboration brings together Modulink’s expertise in modular construction and Hume Plasterboard’s industry leadership, aiming to deliver faster, greener, and smarter solutions for future building projects.

In addition to these core manufactured components, we also source various auxiliary materials and technologies from local suppliers in the regions where projects are developed. This hybrid sourcing strategy allows us to optimize cost efficiencies, reduce logistical complexity, and support regional economies.

To mitigate geopolitical, regulatory, and operational risks, we are actively exploring opportunities to identify and engage qualified manufacturing partners outside of mainland China. Our intention is to diversify our supply chain by establishing relationships with suppliers in jurisdictions that offer competitive cost structures, manufacturing capabilities, and regulatory stability. This strategic initiative is designed to enhance our supply chain resilience while maintaining the quality and performance standards required for our proprietary technologies.

To mitigate geopolitical, regulatory, and operational risks, we are actively exploring opportunities to identify and engage qualified manufacturing partners outside of mainland China. Our intention is to diversify our supply chain by establishing relationships with suppliers in jurisdictions that offer competitive cost structures, manufacturing capabilities, and regulatory stability. This strategic initiative is designed to enhance our supply chain resilience while maintaining the quality and performance standards required for our proprietary technologies.

Because we are dependent on third party manufacturers to support certain aspects of our business activities, any interruption in the provision of products by these third parties whether due to supply chain disruptions, regulatory restrictions, or geopolitical developments may impair our ability to deliver properties to our clients in a timely or cost-effective manner. Please see “Risk Factors - We rely on third-party manufacturers and partners for certain aspects of our operations, and any interruptions in the provision of products provided by these third parties may impair our ability to deliver properties to our clients.” Set forth in the Registration Statement.

Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions to our executive officers or existing shareholders, and short-term and long-term debts. We expect to finance future acquisitions through a combination of the foregoing. While we believe that existing shareholders and our officers and directors will continue to provide additional cash to make acquisitions and to meet our obligations as they become due or that we will obtain external financing, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. Currently, we rely on funding provided by our officers and directors to support our ongoing operating activities. In light of this support, along with the continued forbearance of Zenith (Hong Kong) Engineering Limited (“Zenith (HK)”) as discussed below, we believe our existing cash position and other sources of liquidity are sufficient to fund our operations for at least the next 12 months. To implement our business plan, we estimate that we will require approximately $6.5 million over the next 12 months and a total of $11.5 million over the next 24 months. We are actively evaluating various financing alternatives to meet these capital requirements.

We are indebted to Zenith (HK), a customer that accounted for approximately 26% of our revenues for the six months ended June 30, 2025, in the approximate amount of $127,050 as of June 30, 2025. Pursuant to the Stock Purchase Agreement dated January 22, 2025, the two convertible promissory notes were purchased and assigned to Zenith (HK) on January 30, 2025. On February 28, 2025, Zenith (HK) waived all rights to convert the outstanding principal amount and any accrued but unpaid interest under the two convertible promissory notes into equity securities of the Company. We owe approximately $127,050 pursuant to such notes. Both notes have already become due and payable. However, Zenith (HK) has indicated a willingness to work with the Company regarding repayment of such loans. We do not expect to generate sufficient cash flow to repay these notes within the next twenty-four months. There is no assurance that we can generate sufficient cash flow to repay these notes after such twenty-four-month period, if ever. If we are required to repay these notes prior to achieving profitability, our ability to implement our business plan or to expand our business may be significantly delayed.

Recent Change in Control

 On January 22, 2025, Raymond Valdez, the sole executive officer and director entered into the Stock Purchase Agreement, pursuant to which Mr. Valdez agreed to sell (the “Sale”) to ModuLink Inc., a British Virgin Islands corporation (“ModuLink BVI”), and Zenith (Hong Kong) Engineering Limited, a Hong Kong corporation (“Zenith (HK)”), 200,000 shares of Preferred A shares, representing all of the issued and outstanding shares of Preferred A, and the transfer of certain promissory notes of the Company held by third parties, in an aggregate consideration of Two Hundred Eighty Thousand Dollars ($280,000). Each holder of Preferred A shares is entitled to vote together with holders of the common stock with each one Preferred A share voting as twenty thousand shares of common stock. Similarly, each one share of Preferred A is convertible into twenty thousand shares of common stock. The Sale consummated on February 10, 2025.

In connection with the Sale, Raymond Valdez and Bill Martin resigned from all of their positions with the Company and the following persons were appointed to the offices set forth next to their names, effective February 10, 2025:

Name	Position
TAM, Hin Wah Anthony	Chairman
FU, Wah	Chief Executive Officer
AU-YEUNG, Sai Kit	Chief Financial Officer and Secretary
WONG, Ho Man Alex	Non-Executive Director
FUNG, Kwai Kin	Non-Executive Director

TAM, Hin Wah Anthony, our Chairman of the Board is the controlling shareholder of ModuLink BVI. PUN, Ah Keung is the sole shareholder of Zenith (HK).

As part of the Sale, the each of Bearcreek Resourses, Inc., a Montana corporation, and Tala Media Corp., a Wyoming corporation, transferred to Zenith (HK) certain convertible promissory notes of the Company in the principal amounts of $65,000 and $75,000, respectively on January 30, 2025. The notes are convertible into shares of the Company’s common stock in accordance with the terms set forth therein. On February 28, 2025, Zenith (HK) waived all rights to convert the outstanding principal amount and any accrued but unpaid interest under the two convertible promissory notes into equity securities of the Company.

The Company, Mr. Valdez, ModuLink BVI and Zenith (HK) further agreed that the parties intend to transfer ownership of Witech to Mr. Valdez or its designees as part of the sale of the Preferred A shares. The transfer has been completed on May 1, 2025.

The foregoing descriptions of the Stock Purchase Agreement, each of the promissory notes transferred to Zenith (HK), and the Waiver and Amendment Agreement of promissory notes are qualified in their entirety by reference to the Stock Purchase Agreement, which is filed as Exhibits 10.1 through and including 10.5 to this Registration Statement and are incorporated herein by reference.

Immediately prior to the closing of the transactions contemplated in the Stock Purchase Agreement, the Company amended and restated its Articles of Incorporation to amend the rights, powers and designations of the Series A Convertible Preferred Stock so that each holder of Preferred A shares is entitled to vote together with holders of the common stock with each one Preferred A share voting as twenty thousand shares of common stock, representing an increase from the prior voting ratio of one to ten thousand. Similarly, each one share of Preferred A became convertible into twenty thousand shares of common stock, representing an increase from the prior conversion ratio of one to ten thousand. The Company also confirmed the Company’s prior cancellation of the Series B Preferred Stock.

Acquisition of ModuLink Investment Limited, our property development business adopting modular construction technology

On March 28, 2025, the Company entered into a Share Exchange Agreement (the “Share Exchange”) of all the issued and outstanding shares with the shareholders of ModuLink Investment Limited (hereafter referred to as, ModuLink), a British Virgin Islands limited liability company. ModuLink and its subsidiaries engage in the property development industry adopting modular construction technology by leveraging Modular Integrated Construction (MiC), Atmospheric Water Generators (AWG), and Internet of Things (IoT) technology enhanced by AI to redefine property development. The Company agreed to issue 2,356,712,066 shares of common stock, at a valuation of $0.0034 per share, in exchange for all the issued and outstanding shares with the shareholders of ModuLink. The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to the shareholders of ModuLink. This Share Exchange was consummated on May 1, 2025.

The foregoing description of the Share Exchange Agreement is qualified in its entirety by reference to the Share Exchange Agreement which is filed as Exhibit 10.5 to this Registration Statement and is incorporated herein by reference.

Prior to the acquisition of ModuLink and immediately after the disposition of Witech as stipulated in the Stock Purchase Agreement, the Company was considered as a shell company due to its nominal assets and limited operation. Upon the acquisition, ModuLink will comprise the ongoing operations of the combined entity and its senior management will serve as the senior management of the combined entity, ModuLink is deemed to be the accounting acquirer for accounting purposes. The transaction will be treated as a recapitalization of the Company. Accordingly, the consolidated assets, liabilities and results of operations of the Company will become the historical financial statements of ModuLink after the acquisition date. ModuLink was the legal acquiree but is deemed to be the accounting acquirer. The Company, on the other hand, was the legal acquirer but is deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer. Historical stockholders’ equity of the accounting acquirer prior to the merger are retroactively restated (a recapitalization) for the equivalent number of shares received in the merger. Operations prior to the merger are those of the acquirer. After completion of the share exchange transaction, the Company’s consolidated financial statements include the assets and liabilities, the operations and cash flow of the accounting acquirer.

Our corporate structure is described below:

ModuLink™

TAM, Hin Wah Anthony
50%
AU-YEUNG, Sai Kit
25%
FU, Wah
25%
ModuLink Inc.
(BVI)
Series A Convertible Preferred Stock: 200,000
Voting Rights on fully diluted basis: 4,000,000,000
Voting Rights percentage (%) 50.19%*
Common Stock Holding and Voting Rights Percentage (%)
TAM, Hin Wah Anthony
707,013,618
8.87%*
AU-YEUNG, Sai Kit
353,506,809
4.435%*
FU, Wah
353,506,809
4.435%*
Other Shareholders
2,555,906,684
32.07%
International Endeavors Corporation
(Nevada)
100%
ModuLink Investment Limited
(BVI)
100%
ModuLink Corporation Limited
(HK)
100%
Zenith Integrated Modular Limited
(HK)
100%
ModuLink InnoTech Company Limited
(HK)
100%
Zenith AY Modular Buildings Company Limited
(HK)
40%
ModuLink Australia Pty Ltd
(Australia)
*Voting Rights in aggregate: 67.93%

(1)	International Endeavors Corporation, a Nevada corporation, is our parent holding company and conducts no business operations.
(2)	ModuLink Investment Limited, a British Virgin Islands limited company, is a holding company.
(3)	ModuLink Corporation Limited, a Hong Kong limited liability company, focuses on strategic planning and providing intergroup management services serving its subsidiaries.
(4)	Zenith Integrated Modular Limited, a Hong Kong limited liability company, provides design, engineering and holistic project management services, including project planning, procurement, logistics, assembly and installation.
(5)	ModuLink InnoTech Company Limited, a Hong Kong limited liability company, is a technology development company focused on AWG and building management systems with built-in software to enable real-time monitoring and control.
(6)	Zenith AY Modular Buildings Company Limited, a Hong Kong limited liability company, is an investment holding and project investment company
(7)	ModuLink Australia Pty. Ltd., an Australian limited liability company, is a project management company that facilitates project development in Australia. Each of Zenith AY Modular Buildings Company Limited and Zenith (PMS) Limited, a Hong Kong company, hold 40% and 60% of the outstanding securities of ModuLink Australia Pty. Ltd. TAM, Hin Wah Anthony, our Chairman of the Board, is the director and controlling shareholder of Zenith (PMS) Limited.

Business and Financial plans

The Company has not undertaken any MiC projects since 2024 but has strategically dedicated its efforts to essential groundwork - such as regulatory planning, site selection, and capital to support the successful rollout of future projects. The Company is currently working to identify cost-effective areas and or engaging in feasibility discussions with local partners and landowners to assess project viability and strategic alignment in Australia and Hong Kong. The Company hopes to commence one to two MiC projects in 2025 contingent upon successfully securing requisite funding.

In January 2025, we began providing design and management services for a residential property in Hong Kong. We also continued our MiC business development efforts and the provision of design services management with Zenith (HK). ModuLink is actively exploring potential development projects in Australia, North America and various parts of Europe. Concurrently, ModuLink InnoTech Company Limited expects to continue to invest in the research and development of AWG and IoT technologies, aiming to integrate these cutting-edge innovations into the smart, sustainable homes that the ModuLink group will build in the future.

Australia: Affordable Housing for Elderly or Retirement Communities

In Australia, Zenith AY Modular Buildings Limited and our affiliated company, ModuLink Australia Pty Ltd. are evaluating potential affordable housing projects located in the New South Wales and Victoria regions targeted at elderly or retired residents. Under this initiative, project-specific joint venture entities will be established to lead the planning, project financing, sales and promotion of the properties. ModuLink Australia Pty Ltd. will be responsible for project management and architectural design by leveraging its core expertise in modular construction. We expect that each housing unit will offer optional integration with ModuLink’s proprietary Atmospheric Water Generator (AWG) system for off-grid water supply, as well as a power storage system for off-grid energy independence. Additionally, the homes will be equipped with embedded IoT devices, including vital sign monitoring and alert systems, to enhance resident safety and well-being. This project aligns with ModuLink’s commitment to developing sustainable, smart living environments tailored to the needs of vulnerable populations.

We intend to focus on New South Wales and Victoria regions, where we believe the demand for affordable housing is high. Currently, Zenith AY Modular Buildings Limited has built a smart modular house in Melbourne to showcase our top-tier design. With respect to our Australia projects, we expect to purchase building modules designed by us from Chinese manufacturers, source other building components locally and partner with local architects and sub-contractors to ensure a smooth building process and compliance with local building codes. We further expect ModuLink InnoTech Company Limited to assist in developing custom building management and AWG solutions for our projects in Australia.

We are in active discussions to raise the funds necessary to finance our potential property development projects in Australia. We believe that we will be able to commence our affordable housing property development projects in the next twelve months assuming that we are able to successfully raise approximately $6.5 million. If we are able to raise approximately $11.5 million, we expect to begin acquiring land to build our land reserve for future projects.

Canada/North America/Parts of Europe:

We are currently engaged in very preliminary considerations for projects located in these regions. We hope to initiate outreach with local partners as market conditions and finances permit.

Results of Operations.

Overview

The Company is engaged in the business of property development by implementing modular integrated construction technology (“MiC”), embedded with our proprietary atmospheric water generators (“AWG”) and property management system by internet of things technology (“IoT”). We believe that these technologies support the development of sustainable and intelligent properties tailored for a varieties markets, including residential, commercial, industrial, and remote or resource-scarce environments.

We are at a development stage company and during the periods ended June 30, 2025 and 2024, the Company only derived revenue from modular building construction and design services business. We reported a net loss of $479,227 for the six months ended June 30, 2025, compared to a net loss of $11,516 for the same period in 2024. For the three months ended June 30, 2025, we reported a net loss of $272,351, versus a net loss of $10,197 for the corresponding quarter in 2024. We had current assets of $1,407,659 and current liabilities of $691,985 as of June 30, 2025. As of June 30, 2024, our current assets and current liabilities were $1,120,418 and $1,155,703, respectively. We had net cash used in operating activities of $1,040,689 for the period ended June 30, 2025 and net cash provided by operating activities of $12,769 for the period ended June 30, 2024. As at June 30, 2025 and 2024, we had accumulated deficit of $3,328,958 and $2,577,869, respectively.

Our financial statements for the periods ended June 30, 2025 and 2024 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. The Company plans to secure additional funding to support its current operations, expected future growth and strategic objectives. Management is actively pursuing financing opportunities through debt and equity transactions, as well as exploring new development projects and accelerating the commercialization of its products. If successfully executed, these initiatives are expected to generate positive operating cash flows and improve the Company’s financial position.

Based on management’s best estimates, the Company believes it has sufficient financial resources to meet its obligations for at least the next twelve months.

Results of Operations

For the Three Months Ended June 30, 2025 and 2024

The following table sets forth selected financial information from our consolidated statements of operations and comprehensive loss for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
Revenues:
Design and build services	$250,015	$–
Project design and management services	88,872	–
Total revenue	338,887	–
Cost of revenue	(297,346)	–
Gross profit	41,541	–
Operating expenses:
General and administrative expenses	(313,352)	(7,736)
Loss from operation	(271,811)	(7,736)
Other expenses, net	(540)	(2,461)
Loss before income taxes	(272,351)	(10,197)
Income tax expense	–	–
Net loss	$(272,351)	$(10,197)

Revenue

During the three months ended June 30, 2025 and 2024, the following customers accounted for 10% or more of our total net revenues.

	Three months ended June 30, 2025		Three months ended June 30, 2024
Customer	Revenues	Percentage of revenues	Revenues	Percentage of revenues

An individual customer based in Hong Kong	$250,015	74%	$–	–
Zenith (HK) Engineering Limited	88,872	26%	–	–
Total:	$338,887	100%	$–	–

Revenue was $338,887 for the three months ended June 30, 2025, compared to $Nil for the same period in 2024. The increase was primarily attributable to revenue contributions from both service segments, Design and Build Services, and Project Design and Management Services, as supported by new and ongoing projects.

In August 2024, we entered into a design services management agreement with Zenith (HK) for a total contract sum of HK$4,000,000 (approximately $513,000). Under this agreement, we provided technical design manpower services for the Sheung Shui Town Lot No. 263 (F0874), Kwu Tung North – Podium and Tower project. Our scope of work included deploying skilled technical personnel to support design development, project planning, coordination activities, and close collaboration with Zenith HK’s internal team. This engagement marked a strategic shift toward service-based offerings that leverage our technical expertise while requiring less capital investment than traditional design and build contracts. The project was completed as scheduled in June 2025.

In addition, revenue for the quarter included contributions from a residential design, build, and project management engagement with an individual customer based in in Hong Kong, which commenced in January 2025, further expanding our service portfolio and reinforcing our presence in the region. Revenue recognized from this project during the three months ended June 30, 2025 amounted to $250,015. We expect to complete this project by December 2025.

No revenue was recorded in the corresponding period of 2024, primarily due to the completion of our most recent design and build project in early 2024, after which the Company did not secure any new contracts in this service segment for the remainder of that year.

Cost of Revenue

Cost of revenue was $297,346 for the three months ended June 30, 2025, compared to $Nil for the same period in 2024. The increase was directly attributable to the commencement and execution of new projects during the quarter, and is consistent with the corresponding growth in revenue. The higher costs primarily reflect the deployment of additional resources, including labor and subcontracted services, to support the expanded scope of operations across both our Design and Build Services and Project Design and Management Services segments.

Gross Profit

We achieved a gross profit of $41,541 for the three months ended June 30, 2025, compared to $Nil for the same period in 2024. The improvement in gross profit was primarily driven by the commencement of new revenue-generating projects, particularly within our Project Design and Management Services segment. These engagements contributed to higher overall revenue and improved profitability, reflecting the positive impact of our strategic focus on service-oriented contracts that leverage technical expertise while maintaining cost efficiency.

General and administrative expenses (“G&A expenses”)

General and administrative expenses were $313,352 for the three months ended June 30, 2025, compared to $7,736 for the same periods in 2024. These expenses primarily include advertising and marketing expenses, business development, professional and consultancy fees, personnel related expenses, as well as costs incurred in connection with general operations of the Company. The significant increase in general and administrative expenses during the current period was primarily driven by the continued expansion of our subsidiaries, which resulted in higher operational and staffing costs. Additionally, the Company incurred substantial professional fees related to the business combination process, including legal, advisory, and due diligence expenses. These investments reflect the Company’s strategic efforts to support growth initiatives and strengthen its operational infrastructure.

Income Tax Expense

We did not incur any income tax expenses for the three months ended June 30, 2025, or 2024, as our operating subsidiaries recorded estimated tax losses during both periods. The Company’s subsidiaries operating in Hong Kong are subject to Hong Kong Profits Tax under the two-tiered tax rate regime, with rates ranging from 8.25% to 16.5% on assessable profits, after applying the applicable tax concession for the relevant tax year.

Other expenses, net

This amount represents promissory note interest payable to our noteholders, net of bank and loan interest income earned during the period. The increase was primarily attributable to a higher level of outstanding promissory notes during the three months ended June 30, 2024.

Net loss

As a result of the above factors, the Company incurred a net loss of $272,351and $10,197 for the three months ended June 30, 2025 and 2024, respectively.

For the Six Months Ended June 30, 2025 and 2024

The following table sets forth selected financial information from our consolidated statements of operations and comprehensive loss for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Revenues:
Design and build services	$550,034	$114,487
Project design and management services	217,949	–
Total revenue	767,983	114,487
Cost of revenue	(676,896)	(103,467)
Gross profit	91,087	11,020
Operating expenses:
General and administrative expenses	(560,465)	(15,594)
Loss from operation	(469,378)	(4,574)
Other expenses, net	(1,027)	(5,133)
Loss before income taxes	(470,405)	(9,707)
Income tax expense	(8,822)	(1,809)
Net loss	$(479,227)	$(11,516)

Revenue

During the six months ended June 30, 2025 and 2024, the following customers accounted for 10% or more of our total net revenues.

	Six months ended June 30, 2025		Six months ended June 30, 2024
Customer	Revenues	Percentage of revenues	Revenues	Percentage of revenues

An individual customer based in Hong Kong	$550,034	72%	$–	–
Zenith (HK) Engineering Limited	217,949	28%	–	–
CRCC - Kwan Lee - Paul Y. JV	–	–	114,487	100%
Total:	$767,983	100%	$114,487	100%

Revenue was $767,983 for the six months ended June 30, 2025, compared to $114,487 for the same period in 2024, representing an increase of approximately 571%. The substantial growth was primarily driven by revenue contributions from both service segments, Design and Build Services and Project Design and Management Services, as supported by new and ongoing projects. In contrast, the corresponding period in 2024 reflected lower revenue following the completion of our design and build project with CRCC – Kwan Lee – Paul Y. JV in early 2024, after which the Company did not secure any new contracts in this service segment for the remainder of that year.

In August 2024, we entered into a design services management agreement with Zenith (HK) for a total contract sum of HK$4,000,000 (approximately $513,000). Under this agreement, we provided technical design manpower services for the Sheung Shui Town Lot No. 263 (F0874), Kwu Tung North – Podium and Tower project. Our scope of work included deploying skilled technical personnel to support design development, project planning, coordination activities, and close collaboration with Zenith HK’s internal team. This engagement marked a strategic shift toward service-based offerings that leverage our technical expertise while requiring less capital investment than traditional design and build contracts. The project was completed as scheduled in June 2025.

In addition, revenue for the quarter included contributions from a residential design, build, and project management engagement with an individual customer based in in Hong Kong, which commenced in January 2025, further expanding our service portfolio and reinforcing our presence in the region. Revenue recognized from this project during the six months ended June 30, 2025 amounted to $550,034. We expect to complete this project by December 2025.

Cost of Revenue

Cost of revenue was $676,896 for the six months ended June 30, 2025, compared to $103,467 for the same period in 2024, representing an increase of approximately 554%. The increase was directly attributable to the commencement and execution of new projects during the quarter, and is consistent with the corresponding growth in revenue. The higher costs primarily reflect the deployment of additional resources, including labor and subcontracted services, to support the expanded scope of operations across both our Design and Build Services and Project Design and Management Services segments.

Gross Profit

We achieved a gross profit of $91,087 for the six months ended June 30, 2025, compared to $11,020 for the same period in 2024. The improvement in gross profit was primarily driven by the commencement of new revenue-generating projects, particularly within our Project Design and Management Services segment. These engagements contributed to higher overall revenue and improved profitability, reflecting the positive impact of our strategic focus on service-oriented contracts that leverage technical expertise while maintaining cost efficiency.

General and administrative expenses (“G&A expenses”)

General and administrative expenses were $560,465 for the six months ended June 30, 2025, compared to $15,594 for the same periods in 2024. These expenses primarily include advertising and marketing expenses, business development, professional and consultancy fees, personnel related expenses, as well as costs incurred in connection with general operations of the Company. The significant increase in general and administrative expenses during the current period was primarily driven by the continued expansion of our subsidiaries, which resulted in higher operational and staffing costs. Additionally, the Company incurred substantial professional fees related to the business combination process, including legal, advisory, and due diligence expenses. These investments reflect the Company’s strategic efforts to support growth initiatives and strengthen its operational infrastructure.

Income Tax Expense

We incurred income tax expense of $8,822 and $1,809 during the six months ended June 30, 2025 and 2024, respectively. The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits derived during the current period, after deducting a tax concession for the tax year.

Other expenses, net

This amount represents promissory note interest payable to our noteholders, net of bank and loan interest income earned during the period. The increase was primarily attributable to a higher level of outstanding promissory notes during the six months ended June 30, 2024.

Net loss

As a result of the above factors, the Company incurred a net loss of $479,227 and $11,516 for the six months ended June 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the six months ended June 30, 2025 and 2024.

	Six months ended June 30
	2025	2024
Net cash (used in) /provided by operating activities	$(1,040,689)	$12,769
Net cash used in investing activities	$(5,073)	$–
Net cash provided by financing activities	$1,065,539	$128,212
Net increase in cash	$19,777	$140,981
Cash and cash equivalents, beginning of period	$382,127	$360,469
Cash and cash equivalents, beginning of period	$401,904	$501,450

Net Cash Used In Operating Activities

For the six months ended June 30, 2025, net cash used in operating activities was $1,040,689. This significant outflow was mainly attributable to a net loss of $470,405, an increase in accounts receivable of $153,847, an increase in amount due from an associate of $158,063, a decrease in accrued expenses and other payables of $307,964, and a decrease in amount due to related companies of $200,795. These were partially offset by an increase in accounts payable of $276,863 and decrease in prepaid expenses and other current assets of $24,617.

In comparison, for the six months ended June 30, 2024, net cash provided by operating activities was $12,769, primarily driven by an increase in amount due to related companies of $34,378, an increase in contract liabilities of $18,937, partially offset by an increase in contract assets of $31,942 and an increase in other receivables of $5,171.

Net Cash Used In Investing Activities

For the six months ended June 30, 2025, net cash used in investing activities amounted to $5,073, primarily reflecting the purchase of equipment.

No investing activities were recorded for the six months ended June 30, 2024.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities totaled $1,065,539, mainly due to proceeds from share issuance of $1,069,230.

In comparison, for the six months ended June 30, 2024, net cash provided by financing activities was $128,212, attributable to proceeds from share issuance.

Working Capital

As of June 30, 2025, our cash and cash equivalents amounted to $401,904, and our working capital was $715,674. As of December 31, 2024, we have cash and cash equivalents of $382,127 and working capital of $126,004. The increase in working capital was primarily attributable to the proceeds from share issuance, which totaled $1,069,230 during the six months ended June 30, 2025.

Looking forward, we anticipate a significant increase in operating expenses as we execute our expansion strategy across multiple geographical markets. In particular, we expect higher business development, sales, and marketing expenditures as we focus on strengthening our customer base, pursuing new project opportunities, and broadening our sales network to enhance market penetration. In addition, we foresee increased professional and consultancy fees to support technical, legal, and strategic initiatives, alongside higher administrative costs arising from ongoing corporate restructuring efforts and the associated regulatory compliance and filing requirements. These planned investments are intended to position the Company for sustained revenue growth, although they may place increased demands on our working capital in the near term.

Going Concern

Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital may include the sale of equity securities, which include common stock sold in private transactions and short-term and long-term debts. While we believe that we will obtain external financing and the existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support operations for at least the next 12 months.

We require additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our ability to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

We expect to incur business development, sales and marketing, professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. We intend to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, our common stock investors would lose all of their investment.

Material Cash Requirements

We incurred loss of $479,227 for the six months ended June 30, 2025 and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2025 to be significantly higher than 2024. As of June 30, 2025, we had an accumulated deficit of $3,328,958. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders and external financing in the next 12 - 18 months.

We had the following contractual obligations and commercial commitments as of June 30, 2025:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Account payables	332,635	332,635	–	–	–
Accrued expenses	12,036	12,036	–	–	–
Contract liabilities	155,094	155,094	–	–	–
Tax liabilities	64,320	64,320	–	–	–
Amount due to related companies	850	850	–	–	–
Notes payable	127,050	127,050	–	–	–

Total obligations	691,985	691,985	–	–	–

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our consolidated financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management's subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to consolidated financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following accounting policies are critical in the preparation of our consolidated financial statements.

•	Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the period include the revenue recognition, allowance for Expected Credit Losses and deferred tax valuation allowance.

•	Basis of consolidation

The consolidated financial statements include the financial statements of International Endeavors Corporation, ModuLink Investment Limited and its subsidiaries and associated company for which it is the primary beneficiary. Upon making this determination, the Company is deemed to be the primary beneficiary of these entities, which are then required to be consolidated for financial reporting purpose. All significant intercompany transactions and balances have been eliminated upon consolidation.

Transactions involving entities under common control are accounted for using the merger accounting. The consolidated financial statements of the combining entities are presented as if the reorganization occurred at the beginning of the earliest reporting period presented. No gain or loss is recognized in the consolidated financial statements as a result of the reorganization. The historical financial information of all entities under common control is combined retroactively for all periods presented. The financial statements reflect consistent accounting policies and principles across all entities.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the years presented.

•	Revenue recognition

The Company derives a significant portion of revenues from contracts with its customers during the six months ended June 30, 2025 and 2024, predominantly by performing design and building services and project design and management services for both public and private projects, with an emphasis on commercial and residential developments.

In accordance with ASC 606, Revenue From Contracts with Customers, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of the standard, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard also includes criteria for the capitalization and amortization of certain contract acquisition and fulfillment costs.

Design and building services

Revenues derived from design and building services are recognized over time by using the cost-to-cost method to measure the progress towards the completion of the performance obligation as the customer simultaneously receives and consumes the benefits from the services rendered by the Company.as the Company satisfies its performance obligations by transferring control of the asset created or enhanced by the project to the customer. The contracts for design and building services are legally enforceable and binding agreements between the Company and customers. Recognition of revenues for construction projects requires significant judgment by management, including, among other things, estimating total costs expected to be incurred to complete a project and measuring progress toward completion. Management reviews contract estimates regularly to assess revisions of estimated costs to complete a project and for measurement of progress toward completion. No material adjustments to a contract were noted during the six months ended June 30, 2025 and 2024.

The Company reviews and updates the estimated total costs of the contracts at least annually. Revisions to contract revenue and estimated total costs of the contracts are made in the period in which the facts and circumstances that cause the revision become known and are accounted for as changes in estimates. Management believes the Company maintains reasonable estimates based on prior experience; however, many factors contribute to changes in estimates of contract costs. Accordingly, estimates made with respect to uncompleted projects are subject to change as each project progresses and better estimates of contract costs become available. All contract costs are recorded as incurred, and revisions to estimated total costs are reflected as soon as the obligation to perform is determined. Provisions are recognized for the full amount of estimated losses on uncompleted contracts whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue, regardless of the stage of completion. When the Company incurs additional costs related to work performed by subcontractors, the Company may be able to utilize contractual provisions to back charge the subcontractors for those costs.

Revenue in excess of billings on the contracts is recorded as costs and estimated earnings in excess of billings. Billings in excess of revenues recognized on the contracts are recorded as deferred revenue until the above revenue recognition criteria are met. Recognition of accounts receivable and costs and estimated earnings in excess of billings are stated set out in Note 2(I) of International Endeavors Corporation of notes to consolidated financial statements for the years ended December 31, 2024 and 2023.

If at any time the costs to complete the contract are estimated to exceed the remaining amount of the consideration under the contract, then a provision is recognized.

Project design and management services

Revenues derived from design and management services are recognized over time by using percentage of completion certified by engineer to measure the progress towards the completion of the performance obligation as the customer simultaneously receives and consumes the benefits from the services rendered by the Company. The contracts for design and building services are legally enforceable and binding agreements between the Company and customers.

•	Income taxes

The Company adopted the ASC 740 “Income tax” provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

•	Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the six months ended June 30, 2025 and 2024.

•	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong, and maintains its books and record in its local currencies, Hong Kong Dollars (“HKD”) respectively, which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in shareholders’ equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the six months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Period-end HKD:US$ exchange rate	0.1282	0.1282
Average HKD:US$ exchange rate	0.1282	0.1282

•	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

•	Related parties

The Company follows the ASC 850-10, “Related Party Disclosures” for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825-10-15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

•	Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepaid expense and other current assets, accrued liabilities and other payables, accrued consulting service fee, amounts due to related parties and income tax payable approximate their fair values because of the short maturity of these instruments.

•	Recent accounting pronouncements

In March 2022, the Financial Accounting Standards Board (“FASB”) issued ASU No 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Except for expanded disclosures to its vintage disclosures, ASU 2022-02 did not have a material effect on the Company’s current financial position, results of operations or financial statements.

In October 2023, the FASB issued ASU No 2023-06, “Disclosure Agreements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). ASU 2023-06 will align the disclosure and presentation requirements in the FASB Accounting Standards Codification with the SEC’s regulations. The amendments in ASU 2023-06 will be applied prospectively and are effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. As the Company is currently subject to these SEC requirements, ASU 2023-06 is not expected to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In November 2023, the FASB issued ASU No 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect ASU 2023-07 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In December 2023, the FASB issued ASU No 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 expands disclosures in the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 should be applied prospectively; however, retrospective application is permitted. The Company does not expect ASU 2023-09 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This standard was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments— Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842). Effective Dates, which defers the effective date of Topic 326. As a smaller reporting Company, Topic 326 will now be effective for the Company beginning January I, 2023. The Company adopted this ASU January I, 2023 and it did not have a significant impact on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 4 70- 20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). Accounting for Convertible Instruments and Contracts in an Entity ’s Owner Equity (ASU 2020-06). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Those instruments that do not have a separately recognized embedded conversion feature will no longer recognize a debt issuance discount related to such a conversion feature and would recognize less interest expense on a periodic basis. It also removes from ASC 815-40-25-10 certain conditions for equity classification and amends certain guidance in ASC Topic 260 on the computation of EPS for convertible instruments and contracts in an entity’s own equity. An entity can use either a full or modified retrospective approach to adopt the ASU’s guidance. As a smaller reporting Company, the Company is required to adopt this ASU for the fiscal year beginning January 1, 2024, with early adoption permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted this ASU January 1, 2022 and it did not have a significant impact on its consolidated financial statements and related disclosures.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 4 70-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s’ Owen Equity (Subtopic 815-40) (ASU 2022-04). ASU 2022-04 updates current accounting guidance for modifications or exchanges of freestanding equity-classified written call options that remain equity-classified after modification or exchange as an exchange of the original instrument for a new instrument. The ASU specifies that the effects of modifications or exchanges of freestanding equity-classified written call options that remain equity after modification or exchange should be recognized depending on the substance of the transaction, whether it be a financing transaction to raise equity (topic 340), to raise or modify debt (topic 470 and 835), or other modifications or exchanges. If the modification or exchange does not fall under topics 340, 470, or 835, an entity may be required to account for the effects of such modifications or exchanges as dividends which should adjust net income (or loss) in the basic EPS calculation. This guidance was effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is required to apply the amendments within this ASU prospectively to modifications or exchanges occurring on or after the effective date of the amendment. The Company adopted this ASU January I, 2023 and it did not have a significant impact on its consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, FASB issued ASU 2023- 09, Income Taxes (Topic 740). Improvements to Income Tax Disclosures (ASU 2023-09). The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 requires public business entities to disclose, on an annual basis, a rate reconciliation presented in both dollars and percentages. The guidance requires the rate reconciliation to include specific categories and provides further guidance on disaggregation of those categories based on a quantitative threshold equal to 5% or more of the amount determined by multiplying pretax income (loss) from continuing operations by the applicable statutory rate. For entities reconciling to the US statutory rate of 21%, this would generally require disclosing any reconciling items that impact the rate by 1.05% or more. ASU 2023-09 is effective for public business entities for annual periods beginning after Dec. 15, 2024 (generally, calendar year 2025) and effective for all other business entities one year later. Entities should adopt this guidance on a prospective basis, though retrospective application is permitted. The adoption of ASU 2023-09 is expected to have a financial statement disclosure impact only and is not expected to have a material impact on the Company’s consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2025. Based on this evaluation, management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of that date.

This conclusion was primarily due to certain control limitations, including (1) the absence of an audit committee and (2) limited segregation of duties and risk assessment processes due to the size of our staff. While these matters may be considered material weaknesses under the standards of the Public Company Accounting Oversight Board, management believes they have not resulted in any identified material misstatements in our financial statements.

Management is committed to strengthening our internal control environment. We are evaluating and implementing measures to enhance oversight, increase segregation of duties, and formalize risk assessment procedures as resources allow. It should be noted that any system of controls, no matter how well designed, has inherent limitations. Accordingly, even effective controls can provide only reasonable, not absolute, assurance that their objectives will be met under all potential circumstances.

Remediation of Material Weaknesses

Management is actively undertaking steps to remediate the identified material weaknesses. These measures include: (1) working to establish an audit committee to enhance oversight of financial reporting and internal controls, (2) implementing additional review and approval procedures to improve segregation of duties within key financial processes, and (3) refining our risk assessment process to better identify and address control gaps. We are also assessing opportunities to leverage technology and external advisory resources to supplement our internal capabilities. While certain remediation activities are already in progress, we expect these enhancements to be implemented in phases and will monitor their effectiveness on an ongoing basis. Management remains committed to strengthening our internal control environment and will report on our progress in subsequent filings.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation, and to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 28, 2025, the Company entered into a Share Exchange Agreement (the “Share Exchange”) of all the issued and outstanding shares with the shareholders of ModuLink Investment Limited (hereafter referred to as, ModuLink), a British Virgin Islands limited liability company. ModuLink and its subsidiaries engage in the property development industry adopting modular construction technology by leveraging Modular Integrated Construction (MiC), Atmospheric Water Generators (AWG), and Internet of Things (IoT) technology enhanced by AI to redefine property development. Pursuant to the Share Exchange Agreement, the Company issued 2,356,712,066 shares of common stock, at a valuation of $0.0034 per share, in exchange for all the issued and outstanding shares with the shareholders of ModuLink. The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to the shareholders of ModuLink. The Share Exchange was consummated on May 1, 2025.

The foregoing description of the Share Exchange Agreement is qualified in its entirety by reference to the Share Exchange Agreement which is filed as Exhibit 10.5 to the Registration Statement and is incorporated herein by reference.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the period ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (2)
10.1	Stock Purchase Agreement Stock, dated January 22, 2025, by and among International Endeavors Corporation, a Nevada corporation, Raymond Valdez, ModuLink Inc., a British Virgin Islands corporation, and Zenith (Hong Kong) Engineering Limited, a Hong Kong limited liability company (1)
10.2	Debt Purchase and Assignment Agreement, dated January 30, 2025, by and between Bearcreek Resources, a Montana corporation, and Zenith (Hong Kong) Engineering Limited, a Hong Kong limited liability company (1)
10.3	Debt Purchase and Assignment Agreement, dated January 30, 2025, by and between Tala Media Corp., a Wyoming corporation, and Zenith (Hong Kong) Engineering Limited, a Hong Kong limited liability company (1)
10.4	Waiver and Amendment Agreement, dated February 28, 2025, by and between International Endeavors Corporation, a Nevada corporation, and Zenith (Hong Kong) Engineering Limited, a Hong Kong limited liability company (1)
10.5	Share Exchange Agreement, dated March 28, 2025, by and among International Endeavors Corporation, a Nevada corporation, ModuLink Investment Limited (“ModuLink”), a British Virgin Islands corporation, and the shareholders of ModuLink (1)
10.6	Agency Cooperation Agreement, dated January 1, 2025, by and between GAC Energy Technology Co., Ltd. and ModuLink InnoTech Company Limited (3)
10.7	CRCC – Kwan Lee – Paul Y. JV Works Order of Lok Ma Chau Loop, dated December 11, 2021 (1)
10.8	Design Services Management Agreement, dated August 1, 2024, by and between Zenith Integrated Modular Limited and Zenith (Hong Kong) Engineering Limited, a Hong Kong limited liability company (1)
10.9	Design and Project Services Management Agreement, dated August 1, 2024, by and between Zenith Integrated Modular Limited and Zenith (PMS) Limited, a Hong Kong limited liability company (1)
21	Subsidiaries (1)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

_______________________

*	Filed herewith.

(1)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 30, 2025.
(2)	Incorporated by reference to the Exhibits to Amendment No. 1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 3, 2025.
(3)	Incorporated by reference to the Exhibits to Amendment No. 2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on August 12, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Endeavors Corporation

By:	/s/ FU, Wah
FU, Wah
Title: Chief Executive Officer

August 13, 2025

