Form 10-Q
period 2025-09-30
International Endeavors Corp
filed 2025-11-14
CIK 1611046

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 000-55649

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

As of November 14, 2025, the Company had outstanding 3,969,933,920 shares of common stock.

INTERNATIONAL ENDEAVORS CORPORATION
QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

INTRODUCTORY COMMENTS

We are a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and an affiliated company in Australia. Our investors hold shares of common stock in International Endeavors Corporation, the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiaries and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong authority. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong.” set forth in the Company’s Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 30, 2025, as amended by Amendment No. 1 to Form 10 as filed with the SEC on July 3, 2025, as amended by Amendment No. 2 to Form 10 as filed with the SEC on August 12, 2025, and as amended by Amendment No.3 to Form 10 as filed with the SEC on September 18, 2025 (collectively, the “Registration Statement”).

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

ix

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL ENDEAVORS CORPORATION

1

INTERNATIONAL ENDEAVORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In US dollars except for number of shares and per share data)

	Note(s)	September 30, 2025	December 31, 2024
		(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and bank balance		$7,702	$382,127
Accounts receivable	4	136,038	91,166
Contract assets including retainage, net	5	301,502	301,502
Prepaid expenses and other current assets, net	7	71,448	97,021
Amount due from an associate	11	182,880	8,999
Loan receivable	8	157,184	149,799
Amount due from related companies	9	169,268	–
Total Current Assets		1,026,022	1,030,614

Equipment, net	10	71,915	24,942
Investment in an associate	11	3	3
Total Non-Current Assets		71,918	24,945
TOTAL ASSETS		$1,097,940	$1,055,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	12	$233,155	$55,772
Accrued expenses and other payables		35,049	320,000
Contract liabilities	6	35,566	149,571
Tax liabilities		64,320	55,498
Amount due to related companies	13	145,633	201,645
Notes payable	14	129,629	122,124
Total Current Liabilities		643,352	904,610

TOTAL LIABILITIES		643,352	904,610

STOCKHOLDERS’ EQUITY
Preferred stock: Series A Convertible Preferred Shares, $0.001 par value, 500,000 shares authorized, Shares issued and outstanding: 200,000 as of September 30, 2025 and December 31, 2024		200	200
Common stock, $0.001 par value, 4,000,000,000 shares authorized Shares issued and outstanding: 3,969,933,920 as of September 30, 2025 and December 31, 2024		3,969,934	3,969,934
Additional paid-in capital		99,410	(969,820)
Exchange reserve		366	366
Accumulated deficit		(3,615,322)	(2,849,731)
TOTAL STOCKHOLDERS’ EQUITY	16	454,588	150,949

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,097,940	$1,055,559

The accompanying notes are an integral part of the consolidated financial statements.

INTERNATIONAL ENDEAVORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) / INCOME

(UNAUDITED)

(In US dollars except for number of shares and per share data)

		Three months ended 30 September	Nine months ended 30 September	Three months ended 30 September	Nine months ended 30 September
	Note(s)	2025	2025	2024	2024

REVENUES	19	$385,045	$1,153,028	$294,855	$409,342

COST OF REVENUES
Cost of services		(341,648)	(1,018,544)	(245,712)	(349,179)

GROSS PROFIT		43,397	134,484	49,143	60,163

OPERATING EXPENSES
General and administrative		(328,986)	(889,451)	(31,231)	(46,825)
Total operating expenses		(328,986)	(889,451)	(31,231)	(46,825)

(LOSS) / PROFIT FROM OPERATIONS		(285,589)	(754,967)	17,912	13,338

OTHER INCOME
Interest income		1,803	5,702	932	2,073
Interest expense		(2,578)	(7,504)	(3,268)	(9,542)
Total other expenses		(775)	(1,802)	(2,336)	(7,469)

NET (LOSS) / PROFIT BEFORE INCOME TAX		(286,364)	(756,769)	15,576	5,869
Income tax	20	–	(8,822)	–	(1,809)

NET (LOSS) / PROFIT		(286,364)	(765,591)	15,576	4,060

OTHER COMPREHENSIVE INCOME
Other comprehensive income		–	–	–	–

COMPREHENSIVE (LOSS) / INCOME		$(286,364)	$(765,591)	$15,576	$4,060

NET (LOSS) / PROFIT PER ORDINARY SHARE – BASIC	18	$(0.000072)	$(0.000193)	$0.000004	$0.000001

NET (LOSS) / PROFIT PER ORDINARY SHARE – DILUTED	18	$(0.000036)	$(0.000096)	$0.000002	$0.000001

The accompanying notes are an integral part of the consolidated financial statements.

INTERNATIONAL ENDEAVORS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In US dollars except for number of shares and per share data)

For the nine months ended September 30, 2025

	Common stock (i)		Preferred stock		Additional paid-in capital	Exchange	Accumulated
	Shares	Amount	Shares	Amount	(Note 1)	reserve	deficit	Total
Balance as of January 1, 2025	3,969,933,920	$3,969,934	200,000	$200	$(969,820)	$366	$(2,849,731)	$150,949
Capital contributions	–	–	–	–	669,872	–	–	669,872
Net loss for the period	–	–	–	–	–	–	(206,876)	(206,876)
Balance as of March 31, 2025	3,969,933,920	$3,969,934	200,000	$200	$(299,948)	$366	$(3,056,607)	$613,945
Capital contributions	–	–	–	–	399,358	–	–	399,358
Net loss for the period	–	–	–	–	–	–	(272,351)	(272,351)
Balance as of June 30, 2025	3,969,933,920	$3,969,934	200,000	$200	$99,410	$366	$(3,328,958)	$740,952
Net loss for the period	–	–	–	–	–	–	(286,364)	(286,364)
Balance as of September 30, 2025	3,969,933,920	$3,969,934	200,000	$200	$99,410	$366	$(3,615,322)	$454,588

For the nine months ended September 30, 2024

	Common stock (i)		Preferred stock		Additional paid-in capital	Exchange	Accumulated
	Shares	Amount	Shares	Amount	(Note 1)	reserve	deficit	Total
Balance as of January 1, 2024	4,126,390,920	$4,126,391	200,000	$200	$(1,712,585)	$366	$(2,566,353)	$(151,981)
Treasury stock returned and cancelled	(400,000,000)	(400,000)	–	–	400,000	–	–	–
Net loss for the period	–	–	–	–	–	–	(1,319)	(1,319)
Balance as of March 31, 2024	3,726,390,920	$3,726,391	200,000	$200	$(1,312,585)	$366	$(2,567,672)	$(153,300)
Net loss for the period	–	–	–	–	–	–	(10,197)	(10,197)
Balance as of June 30, 2024	3,726,390,920	$3,726,391	200,000	$200	$(1,312,585)	$366	$(2,577,869)	$(163,497)
Share repurchase	(156,457,000)	(156,457)	–	–	156,457	–	–	–
Capital contributions	–	–	–	–	56,921	–	–	56,921
Issuance of common stock	260,000,000	260,000	–	–	(260,000)	–	–	–
Net profit for the period	–	–	–	–	–	–	15,576	15,576
Balance as of September 30, 2024	3,829,933,920	$3,829,934	200,000	$200	$1,359,207	$366	$(2,562,293)	$(91,000)

(i)	The Company’s board of directors has authorized the issuance of 2,356,712,066 shares of common stock with a total par value of $2,356,712 for the Share Exchange. These shares were issued to the respective shareholders on May 30, 2025.

The accompanying notes are an integral part of the consolidated financial statements.

INTERNATIONAL ENDEAVORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In US dollars except for number of shares and per share data)

	Nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / profit before income tax	$(756,769)	$5,869
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of equipment	8,099	–
Changes in operating assets and liabilities:
Accounts receivable	(44,872)	(386,038)
Contract assets including retainage, net	–	(23,320)
Prepaid expenses and other current assets, net	25,573	–
Amount due from an associate	(173,881)	(1,716)
Amounts due from related companies	(169,268)	–
Other receivables	–	194,951
Accounts payable	177,383	192,444
Contract liabilities	(114,005)	59,392
Accrued expenses and other payables	(284,951)	–
Amount due to related companies	(56,012)	(256,660)
Notes payable	7,505	9,542
Net cash used in operating activities	(1,381,198)	(205,536)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(55,072)	–
Investment in an associate	–	(3)
Net cash used in investing activities	(55,072)	(3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	1,069,230	56,921
Loan receivable	(7,385)	(147,646)
Net cash provided by / (used in) financing activities	1,061,845	(90,725)

NET DECREASE IN CASH	(374,425)	(296,264)

CASH, BEGINNING OF PERIOD	382,127	360,469

CASH, END OF PERIOD	$7,702	$64,205

The accompanying notes are an integral part of the consolidated financial statements.

INTERNATIONAL ENDEAVORS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

MIL is a holding company which was incorporated on March 13, 2025 in the British Virgin Islands. On March 25, 2025, MIL completed a group restructuring through a share exchange transaction with the shareholders of ModuLink Corporation Limited (“MCL”), a company incorporated in Hong Kong. MCL is the holding company of the entire equity interests in its subsidiaries including Zenith Integrated Modular Limited (“ZIML”), Zenith AY Modular Buildings Company Limited (“ZAMBCL”) and ModuLink InnoTech Company Limited (“MICL”). Details of the Company’s principal subsidiaries as of September 30, 2025 are described in Note 3 – Subsidiaries. Upon the completion of the share exchange, MIL became the parent holding company of MCL.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

During the three and nine months ended September 30, 2025 and 2024, the Company and ModuLink Group (collectively referred to the “Group”) generated revenues exclusively from modular building construction and design services business, and trading of atmospheric water generator products.

Amendment to the Articles of Incorporation to change the name of the Company

On October 14, 2025 the Board of Directors and the consenting stockholders adopted and approved a resolution to effect an amendment to our Articles of Incorporation to change our name from “INTERNATIONAL ENDEAVORS CORP.” to “MODULINK INC.” Under Rule 14c-2, promulgated pursuant to the Exchange Act, the change to our name shall be effective twenty (20) days after the Information Statement – DEF 14C is mailed to stockholders of the Company. We anticipate the effective date to be on or about November 23, 2025.

Going Concern

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America, or U.S. GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses of $765,591 and has net cash used in operating activities of $1,381,198 for the nine months ended September 30, 2025. In addition, as at the reporting date, the Company has accumulated deficit of $3,615,322. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The accompany consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation and Preparation

These consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and are expressed in United States dollars. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s consolidated financial position and results of operations for the periods presented. Certain information and disclosure included in these interim consolidated financial statements have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2024. The results for the three and nine months periods ended September 30, 2025 and 2024, are not necessarily indicative of the results to be expected for a full year, any other interim periods or future years or periods.

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

INTERNATIONAL ENDEAVORS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

NOTE 3	SUBSIDIARIES

Details of the Company’s principal consolidated subsidiaries as of September 30, 2025 and December 31, 2024 were as follows:

Name	Place of Incorporation	Ownership/Control interest attributable to the Company September 30, 2025 and December 31, 2024	Principal activities
ModuLink Investment Limited (“MIL”) (i)	British Virgin Islands	100%	Holding company
ModuLink Corporation Limited (“MCL”) (ii)	Hong Kong	100%	Holding company and provision of intergroup management services
Zenith Integrated Modular Limited (“ZIML”) (iii)	Hong Kong	100%	Provision of construction and engineering services
Zenith AY Modular Buildings Company Limited (“ZAMBCL”) (iv)	Hong Kong	100%	Provision of project management services in overseas (vi)
ModuLink InnoTech Company Limited (“MICL”) (v)	Hong Kong	100%	Provision of technology management services (vii)

Remarks:

i)	ModuLink Investment Limited was incorporated on March 13, 2025 in the British Virgin Islands.

ii)	ModuLink Corporation Limited was incorporated on June 26, 2024 in Hong Kong.

iii)	ZIML was incorporated on August 13, 2021, as a wholly owned subsidiary of a Hong Kong limited company, which was beneficially held by Anthony Hin Wah TAM (“Mr. TAM”), a major shareholder, director and chairman of the Company. On August 1, 2024, a share swap agreement was executed among ZIML, MCL, the Hong Kong entity held by Mr. TAM, and two other major shareholders of MIL. Pursuant to this agreement, Mr. TAM exchanged his entire ultimate shareholding in ZIML for a 50% equity interest in MCL prior to private placements to other shareholders. After the transaction, ZIML became the wholly-owned subsidiary of MCL.

iv)	ZAMBCL was incorporated on March 4, 2024, and was jointly owned by a Hong Kong company, which was beneficially held by Sai Kit AU-YEUNG (“Mr. AU-YEUNG”) (70%) and ZIML (30%). Mr. AU-YEUNG is also a major shareholder, director and chief financial officer of the Company. On August 1, 2024, a share swap agreement was signed among ZAMBCL, MCL, ZIML, Mr. AU YEUNG and his company. Pursuant to this agreement, Mr. AU-YEUNG transferred his 70% shareholding in ZAMBCL in exchange for a 25% equity interest in MCL prior to private placements to other shareholders. After the transaction, ZAMBCL became the wholly-owned subsidiary of ZIML.

v)	MICL was incorporated on December 17, 2021, and was jointly owned a Hong Kong limited company, which was beneficially held by Wah FU (“Mr. FU”) (40%) and ZIML (60%). Mr. FU is a major shareholder, director and chief executive officer of the Company. On August 1, 2024, a share swap agreement was executed among MICL, MCL, ZIML, Mr. FU and his company. Pursuant to this agreement, Mr. FU exchanged his 40% shareholding in MICL for a 25% equity interest in MCL prior to private placements to other shareholders. After the transaction, MICL became the wholly-owned subsidiary of ZIML.

vi)	ZAMBCL has not commenced business during the nine months ended September 30, 2025.

vii)	MICL has not commenced business during the nine months ended September 30, 2025

INTERNATIONAL ENDEAVORS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

NOTE 4	ACCOUNTS RECEIVABLE

Accounts receivable as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Accounts receivable	$136,038	$91,166
Less: provision for credit losses	–	–
Total	$136,038	$91,166

For the nine months ended September 30, 2025 and 2024, the Company recorded no provision for credit losses for accounts receivable.

NOTE 5	CONTRACT ASSETS INCLUDING RETAINAGE, NET

Contract assets including retainage, net consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Contract assets (Note 6)	$193,404	$193,404
Retainage	108,098	108,098
Less: provision for credit losses	–	–
Contract assets including retainage, net	$301,502	$301,502

Retainage receivables have been billed and the Company has an unconditional right to receive payment, but are not due until satisfactory contract completion and acceptance by the customer.

NOTE 6	CONTRACT ASSETS AND LIABILITIES

Costs and estimated earnings compared to billings on uncompleted contracts as of September 30, 2025 and December 31, 2024 consisted of the following:

Costs and estimated earnings in excess of billings on uncompleted contracts:

	September 30, 2025	December 31, 2024
Contract costs incurred plus estimated earnings	$4,323,927	$4,323,927
Less: Progress billings	(4,130,523)	(4,130,523)
	$193,404	$193,404

Billings in excess of costs and estimated earnings on uncompleted contracts:

	September 30, 2025	December 31, 2024
Contract costs incurred plus estimated earnings	$925,974	$273,505
Less: Progress billings	(961,540)	(423,076)
	$(35,566)	$(149,571)

INTERNATIONAL ENDEAVORS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

NOTE 7	PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Prepaid expenses	$8,914	$45,000
Deposit paid	29,932	52,021
Other receivables	32,602	–
	$71,448	$97,021

NOTE 8	LOAN RECEIVABLES

The amount was due from an independent property development entity based in Canada. The amount due is unsecured, carries interest at a rate of 5% per annum and repayable on demand.

NOTE 9	AMOUNT DUE FROM RELATED COMPANIES

The summary of amount due from related companies as of September 30, 2025 and December 31, 2024 is as follows:

	September 30, 2025	December 31, 2024
ModuLink Inc.	$15,384	$–
Zenith (PMS) Limited	153,884	–
	$169,268	$–

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

Zenith (PMS) Limited is wholly owned by Mr. Tam Hin Wah Anthony, who also serves as a director of the Company. The amount due relates to a deposit paid for subcontracting services provided by Zenith (PMS) Limited in connection with the supply and installation of windows and steel structures for the Company’s design and build services project. As of September 30, 2025, the related work had not yet been fully completed. The nature of the transaction is considered trade-related.

INTERNATIONAL ENDEAVORS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

NOTE 10	EQUIPMENT, NET

Equipment, net as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Computer equipment	$18,430	$–
Office equipment	5,387	4,900
Furniture and Fixtures	5,936	5,936
Leasehold improvement	14,819	14,819
Tools and moulds	36,155	–
Less: accumulated depreciation	(8,812)	(713)
Total	$71,915	$24,942

Depreciation expense for the nine months ended September 30, 2025 and 2024 amounted to $8,099 and $Nil, respectively.

Pledge of Equipment

No equipment has been pledged by the Company.

NOTE 11	INVESTMENT IN AN ASSOCIATE

Name	Place of Incorporation	Ownership/Control interest attributable to the Company September 30, 2025 and December 31, 2024	Principal activities
ModuLink Australia Pty Limited	Australia	40%	Provision of construction and engineering services in Australia

ModuLink Australia Pty Limited was incorporated on 30 July 2024 for providing construction and engineering services in Australia.

The amount due from the associate represented the advances from the Company for the development project in Australia, which is unsecured, non-interest-bearing, and repayable on demand.

INTERNATIONAL ENDEAVORS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

NOTE 12	ACCOUNTS PAYABLE

Accounts payable as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Account payable	$177,383	$–
Retention payable	55,772	55,772
Total	$233,155	$55,772

The retention payable is not due until satisfactory contract completion and acceptance by the customer.

NOTE 13	AMOUNT DUE TO RELATED COMPANIES

The summary of amount due to related companies as of September 30, 2025 and December 31, 2024 is as follows:

	September 30, 2025	December 31, 2024
Zenith (PMS) Limited	$–	$47,798
AY Consulting Services Company	145,633	153,847
Total	$145,633	$201,645

The amount due to related companies in which the Company's directors also serve as directors. These balances primarily represent advances provided to fund certain development projects. The amounts are unsecured, non-interest-bearing, and repayable on demand.

NOTE 14	NOTES PAYABLE

Notes payable as of September 30, 2025 and December 31, 2024 consisted of the following:

			Outstanding Amount (including accrued interest)
Name of Note Holder	Principal Amount	Date of Issuance	September 30, 2025	December 31, 2024
Zenith (Hong Kong) Engineering Limited	$75,000	Oct 2, 2017	$47,367	$44,625
Zenith (Hong Kong) Engineering Limited	65,000	Nov 17, 2019	82,262	77,499
	$140,000		$129,629	$122,124

INTERNATIONAL ENDEAVORS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

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

As of September 30, 2025 and December 31, 2024, the Company’s management is of the opinion that there are no other commitments and contingencies to account for, except for those mentioned above.

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

On October 14, 2025, the Board of Directors and the consenting stockholders adopted and approved a resolution to effect an amendment to our Articles of Incorporation to increase the number of shares of authorized common stock from Four Billion (4,000,000,000) to Six Billion (6,000,000,000). The number of authorized shares of preferred stock of 10,000,000 remains unchanged. Such amendment is referred to herein as the “Authorized Shares Amendment.”

INTERNATIONAL ENDEAVORS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

Under Rule 14c-2, promulgated pursuant to the Exchange Act, the Authorized Shares Amendment shall be effective twenty (20) days after the Information Statement - Form DEF 14C is mailed to stockholders of the Company. We anticipate the effective date to be on or about November 23, 2025. As a result of the Authorized Shares Amendment, the Company will have 6,000,000,000 shares of shares of common stock authorized for issuance, of which 2,030,066,080 will be available for issuance.

Common Stock

The number of authorized common stock is Four Billion (4,000,000,000) Shares. Issued and Outstanding as of September 30, 2025 and December 31, 2024 were 3,969,933,920. The shares were issued under Rule 144 of the Securities and Exchange Act.

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

Series A Convertible Preferred Shares

The number of authorized Series A Convertible Preferred is Five Hundred Thousand (500,000) Shares. Shares Issued and Outstanding as of September 30, 2025 and December 31, 2024 were 200,000 shares. Each holder of Series A Convertible Preferred Shares is entitled to vote together with holders of the common stock with each one Series A Convertible Preferred A Share voting as twenty thousand shares of Common Stock. Similarly, each one share of Series A Convertible Preferred Share is convertible into twenty thousand shares of Common Stock.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

NOTE 17	RELATED PARTY TRANSACTIONS

Except as set forth below, during the three and nine months ended September 30, 2025 and 2024, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

During the three and nine months ended September 30, 2025, the Company recognized rental expenses of $8,639 and $25,760, respectively (2024: $Nil), payable to AY Consulting Services Company Limited.

AY Consulting Services Company Limited is a related party, as the Company’s Chief Financial Officer also serves as a director and shareholder of the entity.

In addition to the transactions and balances detailed elsewhere in these financial statements, the Company had the following transactions with the related company:

	Three months ended September 30,	Nine months ended September 30,	Three months ended September 30,	Nine months ended September 30,
	2025	2025	2024	2024
Project and design management service fees paid to Zenith (PMS) Limited	$134,615	$403,845	$245,712	$245,712
Subcontracting construction service fees paid to Zenith (PMS) Limited	$57,862	$188,050	$–	$–
Product development fees paid to Leidenford Ltd.	$11,538	$34,614	$9,436	$16,154
Purchase of goods from Leidenford Ltd.	$7,197	$7,197	$–	$–

NOTE 18	NET (LOSS) / PROFIT PER SHARE

Net (loss) / profit per share information for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three months ended September 30,	Nine months ended September 30,	Three months ended September 30,	Nine months ended September 30,
	2025	2025	2024	2024
Numerator:
Net (loss) / profit attributable to common stockholders	$(286,364)	$(765,591)	$15,576	$4,060
Denominator:
Weighted average number of shares outstanding:
Basic	3,969,933,920	3,969,933,920	3,847,474,246	3,787,192,620
Diluted	7,969,933,920	7,969,933,920	7,847,474,246	7,787,192,620
Net (loss) / profit per ordinary share:
Basic	$(0.000072)	$(0.000193)	$0.000004	$0.000001
Diluted	$(0.000036)	$(0.000096)	$0.000002	$0.000001

INTERNATIONAL ENDEAVORS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

The Company had convertible preferred stock outstanding during the three and nine months ended September 30, 2025 and 2024, which is potentially dilutive upon conversion to ordinary shares. Accordingly, diluted net loss per share has been calculated to reflect the potential impact of such conversions. The Company did not have any stock options or warrants issued and outstanding during the periods presented. As mentioned in Note 1, the Share Exchange between the Company and MIL was a merger of entities under common control and accounted for as a reverse recapitalization, the common stock has been retrospectively restated to reflect the issuance of 2,356,712,066 shares of IDVV common stock for all periods presented. The weighted average number of shares outstanding for the three and nine months ended September 30, 2025 and 2024 was presented as if all the shares of the Company issued on May 30, 2025 for the Share Exchange occurred at the beginning of the earliest reporting period.

NOTE 19	REVENUE

The breakdown of revenue for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three months ended September 30,	Nine months ended September 30,	Three months ended September 30,	Nine months ended September 30,
	2025	2025	2024	2024

Design and build services	$375,940	$925,974	$–	$114,487
Project design and management services	–	217,949	294,855	294,855
Sales of goods	9,105	9,105	–	–
Total	$385,045	$1,153,028	$294,855	$409,342

NOTE 20	INCOME TAXES

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

Except as disclosed below, the Company has evaluated all transactions and events after the balance sheet date and has determined that no additional disclosures are required.

The Company’s indirect wholly owned subsidiary, ModuLink InnoTech Company Limited (“MICL”), has established a new Australian entity, ModuLink Innotech Pty Limited (“MIPL”) in November 2025. The new company is 80% owned by MICL, with 20% ownership held by Australian partners. This partnership supports the Company’s long-term strategy to expand its presence in the Asia-Pacific region and promote its AI healthcare and smart living solutions within the Australian market.

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

On September 29, 2025, the Company’s wholly owned subsidiary, ModuLink Innotech Company Limited (“MICL”) has entered into a three-year Exclusive Distribution and Marketing Agreement with ASA Robotics Limited (“ASA”).  Under this arrangement, MICL has been appointed as ASA’s exclusive partner to promote, market, and distribute ASA’s AI Health System, Luna CAT, a fall detection and prevention solution designed for elderly care, in Hong Kong and international markets. In addition, both parties have agreed in principle to explore the potential co-development of next-generation AI Companion Services. Any such development would be subject to separate future agreements defining scope, responsibilities and commercial terms.

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

We are indebted to Zenith (HK) in the approximate amount of $129,629 as of September 30, 2025. Pursuant to the Stock Purchase Agreement dated January 22, 2025, the two convertible promissory notes were purchased and assigned to Zenith (HK) on January 30, 2025. On February 28, 2025, Zenith (HK) waived all rights to convert the outstanding principal amount and any accrued but unpaid interest under the two convertible promissory notes into equity securities of the Company. We owe approximately $129,629 pursuant to such notes. Both notes have already become due and payable. However, Zenith (HK) has indicated a willingness to work with the Company regarding repayment of such loans. We do not expect to generate sufficient cash flow to repay these notes within the next twenty-four months. There is no assurance that we can generate sufficient cash flow to repay these notes after such twenty-four-month period, if ever. If we are required to repay these notes prior to achieving profitability, our ability to implement our business plan or to expand our business may be significantly delayed.

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

Business and Financial plans

The Company has not undertaken any MiC projects since 2024 but has strategically dedicated its efforts to essential groundwork - such as regulatory planning, site selection, and capital to support the successful rollout of future projects. The Company is currently working to identify cost-effective areas and or engaging in feasibility discussions with local partners and landowners to assess project viability and strategic alignment in Australia and Hong Kong. The Company seeks to commence one to two MiC projects in the next twelve months contingent upon successfully securing requisite funding.

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

We are at a development stage company and during the periods ended September 30, 2025 and 2024, the Company only derived revenue from modular building construction and design services business. We reported a net loss of $765,591 for the nine months ended September 30, 2025, compared to a net profit of $4,060 for the same period in 2024. For the three months ended September 30, 2025, we reported a net loss of $286,364, versus a net profit of $15,576 for the corresponding quarter in 2024. We had current assets of $1,026,022 and current liabilities of $643,352 as of September 30, 2025. As of December 31, 2024, our current assets and current liabilities were $1,030,614 and $904,610, respectively. We had net cash used in operating activities of $1,381,198 for the period ended September 30, 2025 and net cash provided by operating activities of $205,536 for the period ended September 30, 2024. As at September 30, 2025 and December 31, 2024, we had accumulated deficit of $3,615,322 and $2,849,731, respectively.

Our financial statements for the periods ended September 30, 2025 and 2024 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. The Company plans to secure additional funding to support its current operations, expected future growth and strategic objectives. Management is actively pursuing financing opportunities through debt and equity transactions, as well as exploring new development projects and accelerating the commercialization of its products. If successfully executed, these initiatives are expected to generate positive operating cash flows and improve the Company’s financial position.

Based on management’s best estimates, the Company believes it has sufficient financial resources to meet its obligations for at least the next twelve months.

Results of Operations

For the Three Months Ended September 30, 2025 and 2024

The following table sets forth selected financial information from our consolidated statements of operations and comprehensive (loss) / income for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
Revenues:
Design and build services	$375,940	$–
Project design and management services	–	294,855
Sales of goods	9,105	–
Total revenue	385,045	294,855
Cost of revenue	(341,648)	(245,712)
Gross profit	43,397	49,143
Operating expenses:
General and administrative expenses	(328,986)	(31,231)
(Loss) / Profit from operation	(285,589)	17,912
Other expenses, net	(775)	(2,336)
(Loss) / Profit before income taxes	(286,364)	15,576
Income tax expense	–	–
Net (Loss) / Profit	$(286,364)	$15,576

Revenue

During the three months ended September 30, 2025 and 2024, the following customers accounted for 10% or more of our total net revenues.

	Three months ended September 30, 2025		Three months ended September 30, 2024
Customer	Revenues	Percentage of revenues	Revenues	Percentage of revenues

An individual customer based in Hong Kong	$375,940	98%	$–	–%
Zenith (HK) Engineering Limited	–	–%	294,855	100%
Others	9,105	2%	–	–%
Total:	$385,045	100%	$294,855	100%

Revenue was $385,045 for the three months ended September 30, 2025, compared to $294,855 for the same period in 2024. The increase was primarily attributable to revenue contributions from the new design and build services project provided to an individual customer in Hong Kong.

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

In addition, revenue for the quarter included contributions from a residential design, build, and project management engagement with an individual customer based in in Hong Kong, which commenced in January 2025, further expanding our service portfolio and reinforcing our presence in the region. Revenue recognized from this project during the three months ended September 30, 2025 amounted to $385,045. We expect to complete this project by December 2025.

Cost of Revenue

Cost of revenue was $341,648 for the three months ended September 30, 2025, compared to $245,712 for the same period in 2024. The increase was directly attributable to the commencement and execution of new projects during the quarter, and is consistent with the corresponding growth in revenue. The higher costs primarily reflect the deployment of additional resources, including labor and subcontracted services, to support the expanded scope of operations across our Design and Build Services segment.

Gross Profit

We achieved a gross profit of $43,397 for the three months ended September 30, 2025, compared to $49,143 for the same period in 2024. The slight decrease in gross profit was primarily driven by the completion of our project design and management service contract in June 2025. Such engagement contributed to higher overall revenue and margin.

General and administrative expenses (“G&A expenses”)

General and administrative expenses were $328,986 for the three months ended September 30, 2025, compared to $31,231 for the same periods in 2024. These expenses primarily include advertising and marketing expenses, business development, professional and consultancy fees, personnel related expenses, as well as costs incurred in connection with general operations of the Company. The significant increase in general and administrative expenses during the current period was primarily driven by the continued expansion of our subsidiaries, which resulted in higher operational and staffing costs. Additionally, the Company incurred substantial professional fees related to the business combination process, including legal, advisory, and due diligence expenses. These investments reflect the Company’s strategic efforts to support growth initiatives and strengthen its operational infrastructure.

Income Tax Expense

We did not incur any income tax expenses for the three months ended September 30, 2025, or 2024, as our operating subsidiaries recorded estimated tax losses during both periods. The Company’s subsidiaries operating in Hong Kong are subject to Hong Kong Profits Tax under the two-tiered tax rate regime, with rates ranging from 8.25% to 16.5% on assessable profits, after applying the applicable tax concession for the relevant tax year.

Other expenses, net

This amount represents promissory note interest payable to our noteholders, net of bank and loan interest income earned during the period. The increase was primarily attributable to a higher level of outstanding promissory notes during the three months ended September 30, 2024.

Net (loss) /profit

As a result of the above factors, the Company incurred a net loss of $286,364 and net profit of $15,576 for the three months ended September 30, 2025 and 2024, respectively.

For the Nine Months Ended September 30, 2025 and 2024

The following table sets forth selected financial information from our consolidated statements of operations and comprehensive (loss) / income for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Revenues:
Design and build services	$925,974	$114,487
Project design and management services	217,949	294,855
Sale of goods	9,105	–
Total revenue	1,153,028	409,342
Cost of revenue	(1,018,544)	(349,179)
Gross profit	134,484	60,163
Operating expenses:
General and administrative expenses	(889,451)	(46,825)
(Loss) / Profit from operation	(754,967)	13,338
Other expenses, net	(1,802)	(7,469)
(Loss) / Profit before income taxes	(756,769)	5,869
Income tax expense	(8,822)	(1,809)
Net (loss) / profit	$(765,591)	$4,060

Revenue

During the nine months ended September 30, 2025 and 2024, the following customers accounted for 10% or more of our total net revenues.

	Nine months ended September 30, 2025		Nine months ended September 30, 2024
Customer	Revenues	Percentage of revenues	Revenues	Percentage of revenues

An individual customer based in Hong Kong	$925,974	81%	$–	–
Zenith (HK) Engineering Limited	217,949	19%	294,855	72%
CRCC - Kwan Lee - Paul Y. JV	–	–%	114,487	28%
Others	9,105	–%	–	–%
Total:	$1,153,028	100%	$409,342	100%

Revenue was $1,153,028 for the nine months ended September 30, 2025, compared to $409,342 for the same period in 2024, representing an increase of approximately 182%. The substantial growth was primarily driven by revenue contributions from both service segments, Design and Build Services and Project Design and Management Services, as supported by new and ongoing projects. In contrast, the corresponding period in 2024 reflected lower revenue following the completion of our design and build project with CRCC – Kwan Lee – Paul Y. JV in early 2024, after which the Company did not secure any new contracts in this service segment for the remainder of that year.

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

In addition, revenue for the quarter included contributions from a residential design, build, and project management engagement with an individual customer based in in Hong Kong, which commenced in January 2025, further expanding our service portfolio and reinforcing our presence in the region. Revenue recognized from this project during the nine months ended September 30, 2025 amounted to $924,974. We expect to complete this project by December 2025.

Cost of Revenue

Cost of revenue was $1,018,544 for the nine months ended September 30, 2025, compared to $349,179 for the same period in 2024, representing an increase of approximately 192%. The increase was directly attributable to the commencement and execution of new projects during the quarter, and is consistent with the corresponding growth in revenue. The higher costs primarily reflect the deployment of additional resources, including labor and subcontracted services, to support the expanded scope of operations across both our Design and Build Services and Project Design and Management Services segments.

Gross Profit

We achieved a gross profit of $134,484 for the nine months ended September 30, 2025, compared to $60,163 for the same period in 2024. The increase in gross profit was attributable to revenue contributions from a new design and build services project provided to an individual customer in Hong Kong.

General and administrative expenses (“G&A expenses”)

General and administrative expenses were $889,451 for the nine months ended September 30, 2025, compared to $46,825 for the same periods in 2024. These expenses primarily include advertising and marketing expenses, business development, professional and consultancy fees, personnel related expenses, as well as costs incurred in connection with general operations of the Company. The significant increase in general and administrative expenses during the current period was primarily driven by the continued expansion of our subsidiaries, which resulted in higher operational and staffing costs. Additionally, the Company incurred substantial professional fees related to the business combination process, including legal, advisory, and due diligence expenses. These investments reflect the Company’s strategic efforts to support growth initiatives and strengthen its operational infrastructure.

Income Tax Expense

We incurred income tax expense of $8,822 and $1,809 during nine months ended September 30, 2025 and 2024, respectively. The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits derived during the current period, after deducting a tax concession for the tax year.

Other expenses, net

This amount represents promissory note interest payable to our noteholders, net of bank and loan interest income earned during the period. The increase was primarily attributable to a higher level of outstanding promissory notes during the nine months ended September 30, 2024.

Net (loss) / profit

As a result of the above factors, the Company incurred a net loss of $765,591 and net profit of $4,060 for the nine months ended September 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the nine months ended September 30, 2025 and 2024.

	Nine months ended September 30
	2025	2024
Net cash used in operating activities	$(1,381,198)	$(205,536)
Net cash used in investing activities	$(55,072)	$(3)
Net cash provided by / (used in) financing activities	$1,061,845	$(90,725)
Net decrease in cash	$(374,425)	$(296,264)
Cash and cash equivalents, beginning of period	$382,127	$360,469
Cash and cash equivalents, end of period	$7,702	$64,205

Net Cash Used In Operating Activities

For the nine months ended September 30, 2025, net cash used in operating activities was $1,381,198. This significant outflow was mainly attributable to a net loss before tax of $756,769, an increase in accounts receivable of $44,872, an increase in amount due from an associate of $173,881, a decrease in accrued expenses and other payables of $284,951, a decrease in contract liabilities of $114,005 and an increase in amount due from related companies of $169,268. These were partially offset by an increase in accounts payable of $177,383.

In comparison, for the nine months ended September 30, 2024, net cash used in operating activities was $205,536, primarily driven by an increase in accounts receivable of $386,038, decrease in amount due to related companies of $256,660, an increase in contract assets including retainage of $23,320, partially offset by an increase in accounts payable of $192,444 and decrease in prepaid expenses and other current assets of $194,951.

Net Cash Used In Investing Activities

For the nine months ended September 30, 2025, net cash used in investing activities amounted to $55,072, primarily reflecting the purchase of equipment.

For the nine months ended September 30, 2024, net cash used in investing activities amounted to $3, representing the investment cost in the associate.

Net Cash Provided by / (Used in) Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities totaled $1,061,845, mainly due to proceeds from share issuance of $1,069,230.

In comparison, for the nine months ended September 30, 2024, net cash used in financing activities was $90,725, primarily due to the increase in loan receivable.

Working Capital

As of September 30, 2025, our cash and cash equivalents amounted to $7,702, and our working capital was $382,670. As of December 31, 2024, we have cash and cash equivalents of $382,127 and working capital of $126,004. The increase in working capital was primarily attributable to the proceeds from share issuance, which totaled $1,069,230 during the nine months ended September 30, 2025.

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

Material Cash Requirements

We incurred loss of $765,591 for the nine months ended September 30, 2025 and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2025 to be significantly higher than 2024. As of September 30, 2025, we had an accumulated deficit of $3,615,322. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders and external financing in the next 12 - 18 months.

We had the following contractual obligations and commercial commitments as of September 30, 2025:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Account payables	233,155	233,155	–	–	–
Accrued expenses and other payables	35,049	35,049	–	–	–
Contract liabilities	35,566	35,566	–	–	–
Tax liabilities	64,320	64,320	–	–	–
Amount due to related companies	145,633	145,633	–	–	–
Notes payable	129,629	129,629	–	–	–

Total obligations	643,352	643,352	–	–	–

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

The Company derives a significant portion of revenues from contracts with its customers during the nine months ended September 30, 2025 and 2024, predominantly by performing design and building services and project design and management services for both public and private projects, with an emphasis on commercial and residential developments.

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

Design and building services

Revenues derived from design and building services are recognized over time by using the cost-to-cost method to measure the progress towards the completion of the performance obligation as the customer simultaneously receives and consumes the benefits from the services rendered by the Company.as the Company satisfies its performance obligations by transferring control of the asset created or enhanced by the project to the customer. The contracts for design and building services are legally enforceable and binding agreements between the Company and customers. Recognition of revenues for construction projects requires significant judgment by management, including, among other things, estimating total costs expected to be incurred to complete a project and measuring progress toward completion. Management reviews contract estimates regularly to assess revisions of estimated costs to complete a project and for measurement of progress toward completion. No material adjustments to a contract were noted during the nine months ended September 30, 2025 and 2024.

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

Sales of goods

Revenue from the sale of goods is recognized when control of the products is transferred to the customer, typically upon delivery, in an amount that reflects the consideration expected to be received, net of returns, discounts, and allowances.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the nine months ended September 30, 2025 and 2024.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the nine months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end HKD:US$ exchange rate	0.1282	0.1282
Average HKD:US$ exchange rate	0.1282	0.1282

•	Comprehensive income

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2025. Based on this evaluation, management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of that date.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the period ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (2)
10.1	Stock Purchase Agreement Stock, dated January 22, 2025, by and among International Endeavors Corporation, a Nevada corporation, Raymond Valdez, ModuLink Inc., a British Virgin Islands corporation, and Zenith (Hong Kong) Engineering Limited, a Hong Kong limited liability company (1)
10.2	Debt Purchase and Assignment Agreement, dated January 30, 2025, by and between Bearcreek Resources, a Montana corporation, and Zenith (Hong Kong) Engineering Limited, a Hong Kong limited liability company (1)
10.3	Debt Purchase and Assignment Agreement, dated January 30, 2025, by and between Tala Media Corp., a Wyoming corporation, and Zenith (Hong Kong) Engineering Limited, a Hong Kong limited liability company (1)
10.4	Waiver and Amendment Agreement, dated February 28, 2025, by and between International Endeavors Corporation, a Nevada corporation, and Zenith (Hong Kong) Engineering Limited, a Hong Kong limited liability company (1)
10.5	Share Exchange Agreement, dated March 28, 2025, by and among International Endeavors Corporation, a Nevada corporation, ModuLink Investment Limited (“ModuLink”), a British Virgin Islands corporation, and the shareholders of ModuLink (1)
10.6	Agency Cooperation Agreement, dated January 1, 2025, by and between GAC Energy Technology Co., Ltd. and ModuLink InnoTech Company Limited (3)
10.7	CRCC – Kwan Lee – Paul Y. JV Works Order of Lok Ma Chau Loop, dated December 11, 2021 (1)
10.8	Design Services Management Agreement, dated August 1, 2024, by and between Zenith Integrated Modular Limited and Zenith (Hong Kong) Engineering Limited, a Hong Kong limited liability company (1)
10.9	Design and Project Services Management Agreement, dated August 1, 2024, by and between Zenith Integrated Modular Limited and Zenith (PMS) Limited, a Hong Kong limited liability company (1)
21	Subsidiaries (1)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

_______________________

*	Filed herewith.

(1)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 30, 2025.
(2)	Incorporated by reference to the Exhibits to Amendment No. 1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 3, 2025.
(3)	Incorporated by reference to the Exhibits to Amendment No. 2 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on August 12, 2025.
(4)	Incorporated by reference to the Exhibits to Amendment No. 3 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on September 18, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Endeavors Corporation

By:	/s/ FU, Wah
FU, Wah
Title: Chief Executive Officer

November 14, 2025

