Form 10-K
period 2025-12-31
ModuLink Inc.
filed 2026-03-31
CIK 1611046

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number: 000-55649

MODULINK INC.

(Formerly known as “INTERNATIONAL ENDEAVORS CORPORATION”)

(Exact Name of Registrant as Specified in its Charter)

Nevada	45-5692180
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Unit 2, Level 6, Westin Centre, 26 Hung To Road, Kwun Tong, Hong Kong	n/a 00000
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: +1 888-493-8028

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of exchange on which registered)
n/a	n/a

Securities registered pursuant to section 12(g) of the Act:

(Title of Class)

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

Common Stock	Outstanding at March 31, 2026
Common Stock, $0.001 par value per share	3,969,933,920 shares

The aggregate market value of the 2,555,906,684 shares of Common Stock of the registrant held by non-affiliates on June 30, 2025 was $1,277,953, the last business day of the registrant’s second quarter, computed by reference to the closing price reported by the Over-the-Counter Bulletin Board on that date of $0.0005.

FORM 10-K

MODULINK INC.

(Formerly known as “INTERNATIONAL ENDEAVORS CORPORATION”)

All references to “we,” “us,” “our,” “the Company,” or “ModuLink” in this Annual Report on Form 10-K means ModuLink, Inc., and its consolidated subsidiaries.

Website addresses referenced in this Annual Report on Form 10-K are provided for convenience only, and the content on the referenced websites does not constitute a part of this Annual Report on Form 10-K.

i

INTRODUCTORY COMMENT

We are a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and an affiliated company in Australia. Our investors hold shares of common stock in ModuLink Inc., the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiaries and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong authority. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong.”

ModuLink Inc. and our Hong Kong subsidiaries are not required to obtain permission or approval from the China Securities Regulatory Commission, or CSRC, the Cybersecurity Administration Committee, or CAC, or any other Chinese authorities to operate our business or to issue securities to foreign investors. However, in light of the recent statements and regulatory actions by the People’s Republic of China (“the PRC”) government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that we inadvertently conclude that such approvals are not required, that applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, or that the PRC government could disallow our holding company structure, which would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions could cause the value of our common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of the Company’s securities to continue to trade on the OTC Markets, which would likely cause the value of our securities to significantly decline or become worthless.

There are prominent legal and operational risks associated with our operations being in Hong Kong. For example, as a U.S.-listed Hong Kong public company, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. We are subject to risks arising from the legal system in China where there are risks and uncertainties regarding the enforcement of laws including where the Chinese government can change the rules and regulations in China and Hong Kong, including the enforcement and interpretation thereof, at any time with little to no advance notice and can intervene at any time with little to no advance notice. Changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and Data Security Law, may target the Company's corporate structure and impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. By way of example, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that under the proposed rules companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments,” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. On January 4, 2022, the CAC, in conjunction with 12 other government departments, issued the New Measures for Cybersecurity Review (the "New Measures") on January 4, 2022. The New Measures amends the Draft Measures released on July 10, 2021 and became effective on February 15, 2022.

ii

The business of our subsidiaries is not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) we do not have one million individual online users of our products and services in Hong Kong; (ii) we do not possess a large amount of personal information in our business operations. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than Renminbi (“RMB”) 400 million. Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. For a detailed description of the risks the Company is facing and the offering associated with our operations in Hong Kong, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong.”

The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result, an exchange may determine to delist our securities. The Consolidated Appropriations Act, 2023 amended the HFCAA and reduced the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 16, 2021, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. On December 15, 2022, the PCAOB issued a report that vacated its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. Our auditor is based in Hong Kong and is subject to PCAOB inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. If PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong and we continue to use an accounting firm headquartered in Hong Kong to issue an audit report on our financial statements filed with the Securities and Exchange Commission, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 10-K for the relevant fiscal year. There can be no assurance that we would not be identified as a Commission-Identified Issuer for any future fiscal year, and if we were so identified for two consecutive years, we would become subject to the prohibition on trading under the HFCAA, as amended by the Consolidated Appropriations Act, and our securities may be delisted from OTC Markets as a result. Furthermore, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period was shortened to two upon the enactment of the Consolidated Appropriations Act, 2023. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.”

iii

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in Hong Kong as summarized below and in “Risk Factors — Risks Relating to Doing Business in Hong Kong.”

•	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. Please see “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.”
•	We are a holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and an affiliated company in Australia. We will set up joint-venture entities for property development projects. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiaries and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct business. We are currently focused on reinvesting our earnings to support future growth and innovation. As a result, we do not anticipate paying dividends in the foreseeable future. Please see “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.”
•	There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. We rely on dividends from our Hong Kong subsidiary for our cash and financing requirements, such as the funds necessary to service any debt we may incur. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see “Risk Factors - Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.”; “Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand business.”; “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” and “Transfers of Cash to and from our Subsidiaries.”
•	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of the offering to make loans or additional capital contributions to our operating subsidiaries in Hong Kong. Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations. Please see “Risk Factors- PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.”
•	The legal and regulatory environment in Hong Kong has continued to evolve in recent years. While Hong Kong maintains a separate legal system from mainland China, government authority in mainland China may change Hong Kong’s rules and regulations with little to no advance notice, and can intervene and influence our operations and business activities in Hong Kong. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, if our subsidiaries or the holding company were required to obtain approval in the future, or we erroneously conclude that approvals were not required, or we were denied permission from Chinese authorities to operate or to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange and the value of our common stock would likely significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence our operations, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operations and/or the value of our securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and accordingly on the results of our operations and financial condition.” and “The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.”

iv

•	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.
•	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Risk Factors- The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.”
•	Under the Enterprise Income Tax Law of the PRC (“EIT Law”), we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders. Please see “Risk Factors- Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.”
•	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong subsidiary, may limit the ability of our Hong Kong subsidiaries to distribute profits to us or may otherwise materially and adversely affect us.
•	The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. The Consolidated Appropriations Act, 2023 amended the HFCAA and reduced the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. This report was vacated on December 15, 2022. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Chinese authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period was shortened to two upon the enactment of the Consolidated Appropriations Act, 2023. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.”
•	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock. Please see “Risk Factors- Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.”
•	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies. Please see “Risk Factors- We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.”
•	We are organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries. Please see “Risk Factors- It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders.”
•	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.
•	There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits. Please see “Risk Factors- Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.”

v

References in this Annual Report to the “Company,” “MDLK” “we,” “us” and “our” refer to ModuLink Inc., a Nevada company and all of its subsidiaries on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

Transfers of Cash to and from Our Subsidiaries

ModuLink Inc. is a Nevada holding company with no operations of its own. We conduct our operations primarily through our subsidiaries in Hong Kong and an affiliated company in Australia. We will set up joint-venture entities for property development projects. We may rely on dividends or other transfers of cash or assets to be made by our Hong Kong subsidiaries to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. If our Hong Kong subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. To date, our subsidiaries have not made any transfers, dividends or distributions of cash flows or other assets to ModuLink Inc. and ModuLink Inc. has not made any transfers, dividends or distributions of cash flows or other assets to our subsidiaries.

ModuLink Inc. is permitted under the Nevada laws to provide funding to and receive funding from our subsidiaries in Hong Kong through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our Hong Kong subsidiaries are also permitted under the laws of Hong Kong to provide and receive funding to and from ModuLink Inc. through dividend distribution without restrictions on the amount of the funds. As of the date of this report, there has been no dividends or distributions among the holding company or the subsidiaries nor do we expect such dividends or distributions to occur in the foreseeable future among the holding company and its subsidiaries.

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

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. The laws and regulations of the PRC do not currently have any material impact on transfer of cash from ModuLink Inc. to our Hong Kong subsidiaries or from our Hong Kong subsidiaries to ModuLink Inc.. There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of Hong Kong dollar (“HKD”) into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S. investors.

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

vi

Current PRC regulations permit PRC subsidiaries to pay dividends to Hong Kong subsidiaries only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation. As of the date of this Annual Report, we do not have any PRC subsidiaries.

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

In order for us to pay dividends to our shareholders, we will rely on payments made from our Hong Kong subsidiaries to ModuLink Inc.. If in the future we have PRC subsidiaries, certain payments from such PRC subsidiaries to Hong Kong subsidiaries will be subject to PRC taxes, including business taxes and VAT. As of the date of this Annual Report, we do not have any PRC subsidiaries and our Hong Kong subsidiaries have not made any transfers, dividends or distributions nor do we expect to make such transfers, dividends or distributions in the foreseeable future.

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by a PRC subsidiary to its immediate holding company. As of the date of this Annual Report, we do not have a PRC subsidiary. In the event that we acquire or form a PRC subsidiary in the future and such PRC subsidiary desires to declare and pay dividends to our Hong Kong subsidiary, our Hong Kong subsidiary will be required to apply for the tax resident certificate from the relevant Hong Kong tax authority. In such event, we plan to inform the investors through SEC filings, such as a current report on Form 8-K, prior to such actions. See “Risk Factors – Risks Relating to Doing Business in Hong Kong.”

vii

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995, and are subject to the “safe harbor” created by those sections. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “appears”, “seeks”, “will”, “could”, and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section titled “Item 1A - Risk Factors,” and the other documents that we file from time to time with the Securities and Exchange Commission (SEC).

Although we believe that these statements are based upon reasonable assumptions, we cannot guarantee future results, and readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this filing. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact; (ii) the available information with respect to these factors on which such analysis is based is complete or accurate; (iii) such analysis is correct; or (iv) our strategy, which is based in part on this analysis, will be successful. Except as may be required by law, the Company undertakes no obligation to update or revise forward-looking statements. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

•	expectations for increases or decreases in expenses;

•	expectations for incurring capital expenditures to expand our products and services or our geographical reach;

•	expectations for generating revenue or becoming profitable on a sustained basis;

•	expectations or ability to enter into marketing and other partnership agreements;

•	our ability to compete against other companies;

•	our ability to attract and retain key personnel;

•	estimates of the sufficiency of our existing cash and cash equivalents to finance our operating requirements;

•	the volatility of our stock price;

•	expected losses; and

•	expectations for future capital requirements.

The forward-looking statements contained in this Annual Report reflect our views and assumptions as of the date of this filing. Except as required by law, we assume no responsibility for updating any forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.

viii

PART I

Item 1. Business.

OVERVIEW

ModuLink Inc. (formerly known as International Endeavors Corporation) is a Nevada holding company that through its subsidiaries are engaged primarily in property development construction and design services by implementing modular integrated construction technology (“MiC”), embedded with our Air-to-Water (A2W) technology and property management system by internet of things technology (“IoT”). We develop sustainable, technology-enabled communities that enhance the quality of life. We build smart, energy-efficient structures that we believe are secure, adaptable and ready for the future. We focus on projects that we believe will enhance the quality of life and reduce environmental impact, while driving innovation and excellence in the real estate market across Australia, Europe, America and Asia.

Through its ModuLink brand, we continue our mission to build communities that "Live Smart, Live Green," enhanced by air-to-water systems that deliver reliable, energy-efficient water generation for healthier and more resilient environments, enabling scalable, self-sustaining and eco-friendly developments worldwide.

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

Our corporate organization chart is below:

ModuLink

TAM, Hin Wah Anthony
50%
AU-YEUNG, Sai Kit
25%
FU, Wah
25%
ModuLink Inc.
(BVI)
Series A Convertible Preferred Stock: 200,000
Voting Rights on fully diluted basis: 4,000,000,000
Voting Rights percentage (%) 50.19%*
Common Stock Holding and Voting Rights Percentage (%)
TAM, Hin Wah Anthony
707,013,618
8.87%*
AU-YEUNG, Sai Kit
353,506,809
4.435%*
FU, Wah
353,506,809
4.435%*
Other Shareholders
2,555,906,684
32.07%
ModuLink Inc. (1)
(Nevada)
100%
ModuLink Investment Limited (2)
(BVI)
100%
ModuLink Corporation Limited (3)
(HK)
100%
Zenith Integrated Modular Limited (4)
(HK)
100%
ModuLink InnoTech Limited (5)
(HK)
100%
Zenith AY Modular Buildings Company Limited (6)
(HK)
80%
ModuLink Innotech Pty Limited (8)
(Australia)
40%
ModuLink Australia Pty Limited (7)
(Australia)

*Voting Rights in aggregate: 67.93%

(1)	ModuLink Inc., a Nevada corporation, is our parent holding company and conducts no business operations.
(2)	ModuLink Investment Limited, a British Virgin Islands limited company, is a holding company.
(3)	ModuLink Corporation Limited, a Hong Kong limited liability company, focuses on strategic planning and providing intergroup management services serving its subsidiaries.
(4)	Zenith Integrated Modular Limited, a Hong Kong limited liability company, provides design, engineering and holistic project management services, including project planning, procurement, logistics, assembly and installation.
(5)	ModuLink InnoTech Limited, a Hong Kong limited liability company, is a technology development company focused on Air-to-Water (A2W) technology and building management systems with built-in software to enable real-time monitoring and control.
(6)	Zenith AY Modular Buildings Company Limited, a Hong Kong limited liability company, is an investment holding and project investment company
(7)	ModuLink Australia Pty. Limited., an Australian limited liability company, is a project management company that facilitates project development in Australia. Each of Zenith AY Modular Buildings Company Limited and Zenith (PMS) Limited, a Hong Kong company, hold 40% and 60% of the outstanding securities of ModuLink Australia Pty. Ltd. TAM, Hin Wah Anthony, our Chairman of the Board, is the director and controlling shareholder of Zenith (PMS) Limited.
(8)	ModuLink Innotech Pty. Limited, an Australian limited liability company, provides AI healthcare and smart living solutions in Australia. ModuLink InnoTech Limited holds 80% equity interest in ModuLink Innotech Pty. Limited.

We are a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and an affiliated company. We also operate through joint-venture entities that are newly established for our property development projects. This structure presents unique risks as our investors may never directly hold equity interests in our operating Hong Kong subsidiaries and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. ModuLink Inc. and its Hong Kong subsidiaries are not required to obtain permission from the Chinese authorities including the China Securities Regulatory Commission, or CSRC, or Cybersecurity Administration Committee, or CAC, to operate or to issue securities to foreign investors. However, in light of the recent statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we (the parent company and our subsidiaries) may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that we inadvertently conclude that such approvals are not required, that applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, or that the PRC government could disallow our holding company structure, which would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions would likely cause value the value of our common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of the Company’s securities to continue to trade on the OTC Markets, which would likely cause the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our operations in Hong Kong, please refer to “Risk Factors – Risk Relating to Doing Business in Hong Kong.”

We are organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong, Australia and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, or to effect service of process on the officers and directors managing the foreign subsidiaries.

We are authorized to issue up to 6,000,000,000 shares of our common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001, 500,000 of which has been designated Series A Convertible Preferred Stock. 200,000 shares of the Series A Convertible Preferred Stock are issued and outstanding to ModuLink Inc., a British Virgin Islands limited company (“ModuLink BVI”). Our directors, TAM, Hin Wah Anthony, FU, Wah and AU-YEUNG, Sai Kit, hold 50%, 25% and 25% shareholding interests of ModuLink BVI, respectively. The voting and conversion rights of each Series A Convertible Preferred stock is 1 to 20,000. As a result, ModuLink BVI controls the voting power of approximately 50.19% of our common stock, as calculated on a fully diluted basis, as of the date of this Annual Report. Pursuant to the Share Exchange Agreement, the aggregate balances of 1,414,027,236 shares of common stock will be issued to our directors, TAM, Hin Wah Anthony, FU, Wah and AU-YEUNG, Sai Kit. They will, in aggregate of shareholding interests through ModuLink BVI and personally, control approximately 67.93% of the voting power of our common stock, as calculated on a fully diluted basis.

We are indebted to Zenith (Hong Kong) Engineering Limited (“Zenith (HK)”) in the approximate amount of $132,260 as of December 31, 2025. Pursuant to the Stock Purchase Agreement dated January 22, 2025, the two convertible promissory notes were purchased and assigned to Zenith (HK) on January 30, 2025. On February 28, 2025, Zenith (HK) waived all rights to convert the outstanding principal amount and any accrued but unpaid interest under the two convertible promissory notes into equity securities of the Company. We owe approximately $132,260 pursuant to such notes. Both notes have already become due and payable. However, Zenith (HK) has indicated a willingness to work with the Company regarding repayment of such loans. We do not expect to generate sufficient cash flow to repay these notes within the next twenty-four months. There is no assurance that we can generate sufficient cash flow to repay these notes after such twenty-four-month period, if ever. If we are required to repay these notes prior to achieving profitability, our ability to implement our business plan or to expand our business may be significantly delayed.

Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions to our executive officers or existing shareholders, and short-term and long-term debts. We expect to finance future acquisitions through a combination of the foregoing. We have historically relied on equity issuances, indebtedness and financial support from officers, directors and existing shareholders to fund operations and acquisitions, and we expect to continue to require additional capital. Although management believes that officers, directors, existing shareholders and other sources may continue to provide support, and that external financing may be available, there can be no assurance that such support or financing will continue or be available on satisfactory terms, in sufficient amounts, or at all. The Company currently relies on funding provided by officers and directors to support ongoing operating activities and has also considered the continued forbearance of Zenith (HK) with respect to amounts currently due. Accordingly, management believes the Company may be able to fund its current level of operations for at least the next 12 months only if such support, forbearance and/or additional financing remain available. However, the Company does not currently have sufficient capital to fully implement its broader business plan without raising additional funds. To implement its current business plan, the Company estimates that it may require approximately $6.5 million over the next 12 months and approximately $13 million over the next 24 months. The Company is actively evaluating various financing alternatives to meet these capital requirements.

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

History

We were incorporated under the laws of the State of Nevada on May 7, 2014, under the name International Endeavors Corporation. At inception, the Company was formed for the purpose of developing and leasing land for recreational vehicle use, acquisition of land and/or vineyards for vineyard development, production of grapes for wine, private labeling of wine for wine distribution and developing and marketing of a Wine APP.

The Company filed a registration statement on Form S-1 on March 5, 2015, which became effective on September 28, 2015. Thereafter, the Company filed periodic reports with the Securities and Exchange Commission until it filed a Form 15 terminating its registration and otherwise suspending its duty to file reports on August 7, 2017. On September 13, 2017, the Company began posting periodic reports on the OTC Markets website under the alternative reporting standard.

On October 20, 2025, the Company changed its name to ModuLink Inc. The transition to ModuLink Inc. reflects a unified corporate identity under the ModuLink brand, a sharper strategic focus, and a long-term commitment to innovation, disciplined growth and shareholder value creation. In conjunction with this rebranding, the Company's ticker symbol has changed from IDVV to MDLK, effective at the opening of trading on December 10, 2025, on the OTCID Market.

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

The foregoing descriptions of the Stock Purchase Agreement, each of the promissory notes transferred to Zenith (HK), and the Waiver and Amendment Agreement of promissory notes are qualified in their entirety by reference to the Stock Purchase Agreement, which is filed as Exhibits 10.1 through and including 10.5 to the Registration Statement on Form 10-12G filed with the Securities and Exchange Commission and are incorporated herein by reference.

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

Acquisition of ModuLink Investment Limited, our property development business adopting modular construction technology

On March 28, 2025, the Company entered into a Share Exchange Agreement (the “Share Exchange”) of all the issued and outstanding shares with the shareholders of ModuLink Investment Limited (hereafter referred to as, MIL), a British Virgin Islands limited liability company. MIL and its subsidiaries engage in the property development industry adopting modular construction technology by leveraging Modular Integrated Construction (MiC), Atmospheric Water Generators (AWG), and Internet of Things (IoT) technology enhanced by AI to redefine property development. The Company agreed to issue 2,356,712,066 shares of common stock, at a valuation of $0.0034 per share, in exchange for all the issued and outstanding shares with the shareholders of MIL. The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to the shareholders of MIL. This Share Exchange was consummated on May 1, 2025.

The foregoing description of the Share Exchange Agreement is qualified in its entirety by reference to the Share Exchange Agreement which is filed as Exhibit 10.5 to the Registration Statement on Form 10-12G filed with the Securities and Exchange Commission and are incorporated herein by reference.

Prior to the acquisition of MIL and immediately after the disposition of Witech as stipulated in the Stock Purchase Agreement, the Company was considered as a shell company due to its nominal assets and limited operation. Upon the acquisition, MIL will comprise the ongoing operations of the combined entity and its senior management will serve as the senior management of the combined entity, MIL is deemed to be the accounting acquirer for accounting purposes. The transaction will be treated as a recapitalization of the Company. Accordingly, the consolidated assets, liabilities and results of operations of the Company will become the historical financial statements of MIL after the acquisition date. MIL was the legal acquiree but is deemed to be the accounting acquirer. The Company, on the other hand, was the legal acquirer but is deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer. Historical stockholders’ equity of the accounting acquirer prior to the merger are retroactively restated (a recapitalization) for the equivalent number of shares received in the merger. Operations prior to the merger are those of the acquirer. After completion of the share exchange transaction, the Company’s consolidated financial statements include the assets and liabilities, the operations and cash flow of the accounting acquirer.

Market Overview

Our Business.

Overview

ModuLink Inc. is a Nevada holding company that through its subsidiaries are engaged primarily in property development by implementing modular integrated construction technology (“MiC”), with our Air-to-Water (A2W) technology and property management system by internet of things technology (“IoT”) as set forth below:

•	ModuLink Corporation Limited, a Hong Kong limited liability company, focuses on strategic planning and providing intergroup management services serving its subsidiaries.
•	Zenith Integrated Modular Limited, a Hong Kong limited liability company (“ZIML”), provides design, engineering and holistic project management services, including project planning, procurement, logistics, assembly and installation.
•	ModuLink InnoTech Limited, a Hong Kong limited liability company, is a technology development company focused on AWG and building management systems with built-in software to enable real-time monitoring and control.
•	Zenith AY Modular Buildings Company Limited, a Hong Kong limited liability company, is an investment holding and project investment company.
•

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

•	ModuLink Innotech Pty. Limited, an Australian limited liability company, provides AI healthcare and smart living solutions in Australia. ModuLink InnoTech Limited holds 80% equity interest in ModuLink Innotech Pty. Limited.

As a group, our subsidiaries seek to develop sustainable, technology-enabled communities that enhance the quality of life. We seek to build smart, energy-efficient structures that we believe are secure, adaptable and ready for the future. We focus on projects that we believe will enhance the quality of life and reduce environmental impact, while driving innovation and excellence in the real estate market across America, Europe, Australia and Asia.

Through its ModuLink brand, we continue our mission to build communities that "Live Smart, Live Green," enhanced by air-to-water systems that deliver reliable, energy-efficient water generation for healthier and more resilient environments, enabling scalable, self-sustaining and eco-friendly developments worldwide.

Competitive Strength

We believe that our competitive strengths in technology-based property development are as follows:

Modular Integrated Construction (MiC):

Faster Construction Timelines: MiC is a free-standing integrated module manufactured in a factory, complete with finishes, fixtures and fittings. MiC allows for the parallel construction of building modules off-site while site preparation occurs. This method significantly reduces construction time, typically by 30-50%, enabling faster project delivery and earlier occupancy.

Cost Reduction and Quality Improvement: Off-site prefabrication in controlled factory environments minimizes material waste, reduces labor costs and enhances quality control. This approach ensures higher consistency and durability of the building components, leading to lower long-term maintenance costs.

Enhanced Safety and Sustainability: MiC reduces the need for on-site labor and minimizes exposure to adverse weather conditions, thereby reducing workplace accidents. It also lowers environmental impact through reduced waste and optimized use of materials.

Improved Project Predictability: Factory-controlled processes drastically reduce the risk of weather delays, labor shortages, and supply chain disruptions. This leads to better timeline control and more accurate budgeting—key concerns for developers and investors.

Compliance and Quality Assurance: Modules can be inspected and certified before arriving on-site, supporting compliance with strict building codes and reducing the chances of post-construction rework. This helps mitigate legal and financial risks.

Air-to-Water (A2W) technology:

Responding to the Emergent Global Water Shortage: The world is entering a critical phase of water scarcity, exacerbated by climate change and dwindling freshwater reserves. Droughts are becoming more frequent and severe, while groundwater depletion continues at unsustainable rates. In this environment, Atmospheric Water Generators (AWGs) offer a decentralized, climate-resilient alternative for producing clean water from ambient air without relying on overdrawn natural or municipal system.

Water Sustainability and Independence: AWG extract water directly from the air, providing a sustainable and decentralized water source. AWGs help reduce dependency on water supplies from municipal systems or groundwater, and mitigate the risks associated with water shortages, especially in disaster and emergency scenarios, such as earthquakes, hurricanes, floods, or wildfires, access to clean water is often disrupted or completely unavailable. AWGs can serve as a vital lifeline in these scenarios, providing on-site, potable water when infrastructure fails. Their independence from traditional supply lines makes them especially valuable for emergency response, humanitarian aid, remote communities, and climate-resilient urban planning.

Enhanced Environmental Performance: Incorporating AWG technology helps meet environmental goals by conserving natural water sources and reducing ecological impact. Particularly in drought-prone or arid regions, AWGs support responsible resource use and contribute to green building certifications and ESG performance.

Cost Savings on Water: On-site water generation reduces utility costs, especially in regions with high or volatile water prices. As climate pressures mount, centralized water becomes more expensive to treat, transport, and deliver. AWGs offer a cost-stable, scalable alternative, turning ambient humidity into a reliable resource.

Internet of Things (IoT):

Smart Property Management: IoT technologies enable real-time monitoring and control of building systems, including HVAC, lighting, and security. IoT sensors and devices can optimize energy usage, improve security, and enhance occupant comfort by automating systems based on real-time data.

Predictive Maintenance and Operational Efficiency: IoT devices provide continuous monitoring of equipment and infrastructure, allowing for predictive maintenance that can prevent costly breakdowns and extend the lifespan of building systems. This reduces operational costs and improves the reliability of property management.

Enhanced Data-Driven Decision Making: The integration of IoT technology facilitates data collection and analysis, providing valuable insights into building performance, occupant behavior, and resource utilization. This data-driven approach helps property managers make informed decisions to optimize operations and enhance the tenant experience.

Connecting People: Health, Security & Smart Living

We believe that IoT enhances not only buildings, but lives:

Health & Well-being: Indoor air quality monitors, smart climate control, and lighting systems that adapt to circadian rhythms can improve comfort, productivity, and health outcomes.

Security: Smart surveillance, facial recognition, and connected alarm systems offer real-time threat detection and response, increasing safety for residents and visitors.

Smart Home Experience: Integrated smart home features such as voice-controlled devices, intelligent appliances, and personalized automation elevate the living experience—connecting people seamlessly to their environments.

Empowering Independent Living for the Elderly

Smart properties can support aging-in-place and improve the quality of life for elderly residents:

Fall Detection & Emergency Alerts: Wearable devices and motion sensors can detect falls or unusual inactivity, triggering immediate alerts to caregivers or emergency services.

Health Monitoring: IoT-enabled health devices (e.g., heart rate, blood pressure, glucose monitors) can provide continuous data to caregivers and healthcare providers.

Reminders & Cognitive Support: Smart assistants can provide medication reminders, appointment alerts, or daily routines to support memory and independence.

Ease of Use: Voice control, one-touch emergency buttons, and automated lighting improve accessibility and reduce risks.

Future-Proofing with Scalable Smart Infrastructure: IoT infrastructure is adaptable, allowing integration with AI, robotics, and smart city systems. This prepares properties to evolve with future technologies and increasing demands for connected, and sustainable living.

Business and Financial plans

From 2019 to the present, ZIML together with its former affiliate, Zenith (PMS) Limited have carried out six construction projects covering 2,638 modules, and small-scale pilot projects equipped with property management systems powered by IoT technology.

2019-2020:

HK Science Park, InnoCell Residential Institution, Hong Kong	418 MiC units
Junior Police Permanent Activity Centre & Integrated Youth Training Camp, Hong Kong	120 MiC units
Penny’s Bay, Lantau Island, Hong Kong	902 MiC units
Longhua District, Shenzhen, PRC	16 MiC units

2020-2023:

HK University WCH Student Residence, Hong Kong	980 MiC units
Lok Ma Chau Loop, Hong Kong	202 MiC units

The Lok Ma Chau Loop project was the largest MiC-utilized site office currently in use in Hong Kong, marking a significant milestone in the region’s adoption of modular construction.

The Company has not undertaken any MiC projects since 2024, but has strategically dedicated its efforts to essential groundwork - such as regulatory planning, site selection, and capital to support the successful rollout of future projects. The Company is currently working to identify cost-effective areas and or engaging in feasibility discussions with local partners and landowners to assess project viability and strategic alignment in Australia and Hong Kong. The Company intends to undertake one to two MiC projects in Vancouver and expects to commence such projects within the next 18 months, contingent upon obtaining the requisite funding.

In January 2025, we began providing design and management services for a residential property in Hong Kong. We also continued our MiC business development efforts and the provision of design services management with Zenith (HK). ModuLink is actively exploring potential development projects in Australia, North America and various parts of Europe. Concurrently, ModuLink InnoTech Limited expects to continue to invest in the research and development of AWG and IoT technologies, aiming to integrate these cutting-edge innovations into the smart, sustainable homes that the ModuLink group will build in the future.

We expect our project durations vary according to contract terms such as size, scope and complexity, and often require few months to several years for completion. At present, there are no material provisions or conditions identified that would be expected to impact the successful execution of projects undertaken.

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

We intend to focus on New South Wales and Victoria regions, where we believe the demand for affordable housing is high. Currently, Zenith AY Modular Buildings Limited has built a smart modular house in Melbourne to showcase our top-tier design. With respect to our Australia projects, we expect to purchase building modules designed by us from Chinese manufacturers, source other building components locally and partner with local architects and sub-contractors to ensure a smooth building process and compliance with local building codes. We believe our projects in Australia will commence in the coming twelve months. We further expect ModuLink InnoTech Limited to assist in developing custom building management and AWG solutions for our projects in Australia.

We may pursue one to two property development or modular integrated construction, or MiC projects from mid-2026 through 2027, subject to market conditions, the availability of suitable opportunities, land availability, receipt of required approvals and our ability to obtain financing. In connection with these potential projects, we may also engage in related activities, including land sourcing, pre-development planning, project evaluation and development management. Based on our current preliminary estimates, we may require approximately US$2.2 million in mid-2026 to support the initial phase of the first project, and may require additional funding in 2027 to support subsequent projects and related land acquisitions. The actual amount and timing of any such funding remain uncertain and may differ materially from our current expectations.

Canada/North America/Parts of Europe:

We are currently engaged in very preliminary considerations for projects located in these regions. We hope to initiate outreach with local partners as market conditions and finances permit.

Implementation Strategies

We believe that the integration of MiC with AWG and IoT technologies can provide a comprehensive set of competitive advantages that address critical needs in the construction industry. From reducing construction times and costs to enhancing sustainability and operational efficiency, these combined technologies offer a compelling value proposition for developers, investors, and end-users. Leveraging these advantages, we believe we can position ourselves as one of the leaders in the evolving construction market, driving growth and delivering superior, sustainable building solutions.

Our implementation plan started with small pilot projects in Hong Kong to test and refine the integration of MiC, AWG and IoT technologies and to optimize processes before full-scale deployment. In the full integration stage, we expect to standardize processes, materials and components to maximize efficiency and reduce costs. In the coming 24 months, we expect to focus on the following areas:

Build Strategic Partnerships and Technology Integration: We partner with MiC manufacturers to ensure access to high-quality, prefabricated modules that meet our design and regulatory standards, and collaborate with AWG technology providers to integrate sustainable water solutions into building designs. Our technological consultants develop smart building systems, integrating sensors and automation for efficient building management with IoT technology.

Market Expansion: We intend to target key markets with high demand for sustainable and efficient construction solutions, including urban areas, remote locations, and regions facing water scarcity. We tailor our marketing strategies to highlight the unique benefits and value propositions of MiC with AWG and IoT integration. As a start, we built a model house in Melbourne, Australia and expect to extend our market to Sydney Australia, Canada, North America, and Europe in the coming 24 months.

Regulatory Compliance and Standards: We ensure all construction projects comply with local, national, and international building codes and sustainability standards.

Performance Monitoring and Feedback: We implement robust monitoring systems to track the performance of integrated MiC, AWG, and IoT solutions by gathering and analyze feedback from clients and occupants to continuously improve product offerings and customer satisfaction.

Market Opportunity

Global Modular Construction Market:

The global modular construction market was valued at approximately USD 86.4 billion in 2022 and is projected to reach USD 130.7 billion by 2027, growing at a compound annual growth rate (CAGR) of around 8.5% from 2022 to 2027. Growth is driven by the increasing demand for affordable housing, the need for faster construction methods, and the rising adoption of sustainable building practices. MiC is particularly popular in urban areas where rapid construction is needed to meet housing demands.

*Source of data:

Source: MarketsandMarkets. (2022). Modular Construction Market by Type, Material, Module, End-Use Sector and Region - Global Forecast to 2027. Retrieved from https://www.marketsandmarkets.com

Atmospheric Water Generator (AWG) Market:

The AWG market is currently valued at around USD 1.2 billion in 2023 and is expected to grow to USD 2.5 billion by 2030, with a CAGR of approximately 10.2% from 2023 to 2030. This growth is fueled by increasing concerns over water scarcity, the demand for sustainable water solutions, and the need for clean water in regions with inadequate water infrastructure. AWGs are particularly valuable in arid and semi-arid regions, where traditional water sources are limited or unreliable.

*Source of data:

Source: MarketsandMarkets. (2023). Atmospheric Water Generator Market by Type, Application, and Region - Global Forecast to 2030. Retrieved from https://www.marketsandmarkets.com

IoT in the Real Estate Market:

The global IoT in real estate market was valued at around USD 25 billion in 2022 and is anticipated to reach USD 84 billion by 2030, with a CAGR of approximately 16% from 2023 to 2030. The demand for smart buildings is rising due to increased focus on energy efficiency, security, and enhanced occupant experiences. IoT integration in real estate allows property developers to differentiate themselves by offering advanced, connected environments that meet the needs of tech-savvy consumers and businesses.

Based on our analysis above, we believe that affordable housing in sub-urban areas alongside smart city development is an ideal market for our business in the next 24 months. As a property developer utilizing MiC, AWG, and IoT technologies, the ModuLink group hopes to achieve green building certifications like LEED and BREEAM, which we believe will appeal to environmentally conscious buyers and investors. There is a significant demand for affordable and rapidly constructed housing in sub-urban cities. Initially, we plan to build affordable MiC houses with AWG and IoT integration for elderly residents on the New South Wales and Victoria regions, and fostering a community tailored to their interests and needs.

*Source of data:

Source: Fortune Business Insights. (2023). Internet of Things (IoT) in Real Estate Market Size, Share & Industry Analysis, By Component, Application, and Region Forecast, 2023–2030. Retrieved from https://www.fortunebusinessinsights.com

Charging Stations for Electric Vehicles

We are also exploring business opportunities relating to charging stations of electric vehicles in Hong Kong and the United Kingdom. On January 1, 2025, ModuLink InnoTech Limited entered into an Agency Cooperation Agreement, pursuant to which ModuLink InnoTech Limited agreed to distribute in Hong Kong and the United Kingdom certain electric vehicle chargers manufactured by a Chinese manufacturer. The distribution business is in its initial stages, and we do not expect that there will be significant financial results in 2026. The foregoing description of the Agency Cooperation Agreement is qualified in its entirety by reference to the Agency Cooperation Agreement which is filed as Exhibit 10.6 to the Registration Statement on Form 10-12G filed with the Securities and Exchange Commission and are incorporated herein by reference.

Sales and Marketing

ModuLink provides building services and project management. Selling MiC smart houses involves a variety of channels and methods to reach potential buyers effectively. Our key strategies are as follows:

Online Platforms: We believe that a strong online presence is crucial. This includes having a user-friendly website, active social media channels, and listings on real estate websites. High-quality images, videos, and virtual tours can showcase the homes' features and benefits.

Content Marketing: Sharing stories through blogs, articles, and social media posts can highlight the advantages of modular homes, such as sustainability, cost-effectiveness, and modern design. This helps create an emotional connection with potential buyers.

Virtual Tours and 3D Renderings: These tools allow potential buyers to explore different designs and layouts from the comfort of their own homes, providing an immersive experience that static images cannot match.

Search Engine Optimization and Online Visibility: Optimizing website content with relevant keywords, creating quality backlinks, and maintaining an active blog can enhance online visibility, attracting more traffic and potential leads.

Influencer Collaborations and Testimonials: Partnering with influencers in the home design and sustainability sectors can help market modular homes. Testimonials from satisfied customers can also build trust and credibility.

Traditional Marketing: While digital marketing is essential, traditional methods like attending home shows, real estate expos, and community events can also be effective. These venues provide opportunities for face-to-face interactions with potential buyers.

Partnerships with Real Estate Agents: Collaborating with real estate agents who specialize in modular homes can help reach a broader audience. Agents can provide valuable insights and help navigate the buying process.

Major Customers

During the years ended December 31, 2025 and 2024, the following customers accounted for 10% or more of our total net revenues.

	Year ended December 31, 2025			December 31, 2025
Customer	Revenues	Percentage of revenues		Accounts receivable
An individual customer based in Hong Kong	$1,065,210	82%		$–
Zenith (Hong Kong) Engineering Limited (“Zenith HK”)	217,949	17%		–
Total:	$1,283,159	99%	Total:	$–

	Year ended December 31, 2024			December 31, 2024
Customer	Revenues	Percentage of revenues		Accounts receivable
CRCC - Kwan Lee - Paul Y. JV	$114,482	28%		$91,166
Zenith (Hong Kong) Engineering Limited (“Zenith HK”)	294,860	72%		–
Total:	$409,342	100%	Total:	$91,166

All customers are located in Hong Kong. Except as set forth below, we are not parties to long term agreements with our customers and are retained on a project by project basis.

Project with CRCC – Kwan Lee – Paul Y. JV

In December 2021, the Company entered into a works order with CRCC - Kwan Lee - Paul Y. Joint Venture for the design and construction of an office space using MiC units at Lok Ma Chau Loop project, located in Hong Kong. The work scope covered the design, supply, fabricate and installation of the structure, the fitting out works and building services. The foregoing description of the works orders is qualified in its entirety by reference to the Works Order contracted which is filed as Exhibit 10.7 to the Registration Statement on Form 10-12G filed with the Securities and Exchange Commission and are incorporated herein by reference.

Agreement with Zenith (Hong Kong) Engineering Limited

ZIML is a party to a design services management agreement with Zenith HK, dated August 1, 2024, pursuant to which ZIML agreed to provide design technical manpower services relating to the Sheung Shui Town Lot No. 263 (F0874), Kwu Tung North – Podium and Tower project. The total contract sum for the engagement is HK$4,000,000. The services scope covered the provision of skilled technical personnel, assistance with design development, planning and coordination activities, and collaboration with Zenith HK’s team. The project was completed as scheduled in June 2025.

Zenith HK holds two convertible promissory notes in the aggregate amount of $132,260 as at December 31, 2025. On February 28, 2025, Zenith HK waived any and all rights to convert the outstanding principal amount and any accrued but unpaid interest under the two convertible promissory notes into equity securities of the Company. PUN, Ah Keung is the sole shareholder of Zenith HK. The foregoing description of the Design Services Management Agreement is qualified in its entirety by reference to the Design Services Management Agreement which is filed as Exhibit 10.8 to the Registration Statement on Form 10-12G filed with the Securities and Exchange Commission and are incorporated herein by reference.

Major Suppliers/Contractors

During the years ended December 31, 2025 and 2024, the following suppliers/contractors accounted for 10% or more of our total purchases.

	Year ended December 31, 2025			December 31, 2025
Suppliers/Contractors	Purchases	Percentage of purchases		Accounts payable
Supplier B	$591,538	48%		$–
Zenith (PMS) Limited	470,939	38%		–
Total:	$1,062,477	86%	Total:	$–

	Year ended December 31, 2024			December 31, 2024
Suppliers/Contractors	Purchases	Percentage of purchases		Accounts payable
Supplier A	$32,043	9%		$32,503
Zenith (PMS) Limited	245,716	70%		–
Total:	$277,759	79%	Total:	$32,503

Our major suppliers are located in Hong Kong and Greater China. We are parties to written contracts with our suppliers and vendors with various commercial terms.

Agreement with Zenith (PMS) Limited

Zenith (PMS) Limited is a party to a design and project services agreement with ZIML, dated August 1, 2024. Under this agreement, Zenith (PMS) Limited provides technical manpower and expertise to support the Company’s ongoing projects.  The services scope covered provision of skilled technical personnel, assisting in project planning, design development, and project management activities, collaboration with ZIML team. TAM, Hin Wah Anthony, our Chairman of the Board, is the director and controlling shareholder of Zenith (PMS) Limited. The foregoing description of the Design and Project Services Management Agreement is qualified in its entirety by reference to the Design and Project Services Agreement which is filed as Exhibit 10.9 to the Registration Statement on Form 10-12G filed with the Securities and Exchange Commission and are incorporated herein by reference.

Insurance

We maintain certain insurance in accordance with customary industry practices in Hong Kong. Under Hong Kong law it is a requirement that all employers in the city must purchase Employee's Compensation Insurance to cover their liability in the event that their staff suffers an injury or illness during the normal course of their work. We maintain Employee’s Compensation Insurance, vehicle insurance and third-party risks insurance for business purposes. Upon the requisition of developers, we are responsible for professional indemnity and/or employees’ compensation.

CORPORATE INFORMATION

Our principal executive and registered offices are located at Unit 2, Level 6, Westin Centre, 26 Hung To Road, Kwun Tong, Hong Kong, telephone number +1 888-493-8028.

INTELLECTUAL PROPERTY AND PATENTS

We expect to rely on, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our brand and services. These legal means, however, afford only limited protection and may not adequately protect our rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention.

In addition, the laws of Hong Kong and the PRC may not protect our brand and services and intellectual property to the same extent as U.S. laws, if at all. We may be unable to fully protect our intellectual property rights in these countries.

We have registered our trademark in Australia and will register in Europe and America as a means of protecting the brand names of our companies and products. We intend to protect our trademarks against infringement and seek to register design protection where appropriate.

We rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. We expect that, where applicable, we will require our employees to execute confidentiality agreements upon the commencement of employment with us. We expect these agreements to provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The agreements will also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

COMPETITION

We operate in a highly competitive market that is evolving very quickly with rapid developments. We face competition in the home building industry, which is characterized by relatively low barriers to entry. Homebuilders compete for, among other things, home buying customers, desirable land parcels, financing, raw materials, and skilled labor. Increased competition may prevent us from acquiring attractive land parcels on which to build homes, apartments, townhomes, condominiums, or deliver finished lots, or make such acquisitions more expensive, hinder our market share expansion, or lead to pressures that may adversely impact on our margins and revenues. Competitors may independently develop land and construct housing units that are superior or substantially similar to our products and because they are or may be significantly larger, have a longer operating history, and have greater resources or lower cost of capital than us, may be able to compete more effectively in one or more of the markets in which we operate or plan to operate. We also compete with other homebuilders that have longer-standing relationships with subcontractors and suppliers in the markets in which we operate or plan to operate.

The building construction industry is highly fragmented while the direct competitors in the MiC technology market in which we focus in are in the early phase of development across America, Europe, Australia and Asia except Greater China. However, we believe in modular construction technology by leveraging Modular Integrated Construction (MiC), Atmospheric Water Generators (AWG), and Internet of Things (IoT) technology enhanced by AI would redefine property development. The principal competitive factors in our market include the following:

•	Rising Demand for Sustainable and Eco-Friendly Buildings
•	Urbanization and the Need for Affordable Housing
•	Advancements in Smart Technology and IoT Adoption
•	Water Scarcity and the Need for Sustainable Water Solutions
•	Efficiency and Cost-Effectiveness of Modular Construction (MiC)
•	Increasing Focus on Health and Wellness in Building Design
•	Technological Advancements and Reduced Costs of IoT and AWG
•	Increased Investment in Smart City Initiatives
•	Growing Popularity of Resilient and Disaster-Proof Infrastructure

Although we believe we compete favorably on the factors described above, we anticipate that larger, more established companies may directly compete with us as we continue to demonstrate the viability of a local one-stop solution provider. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, larger product and services offerings, larger customer base and greater brand recognition. These factors may allow our competitors to benefit from their existing customer or subscriber base with lower acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in customer requirements. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build a larger customer base or to monetize that base more effectively than us. Our competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services.

EMPLOYEES AND CONSULTANTS

As of the date of this Annual Report, we have 5 directors, consisting of 3 executive directors and 2 non-executive directors. In addition, we have 3 employees and engage 6 consultants supporting our engineering, project development, operational management and business development functions. These employees and consultants are located in Hong Kong, Australia, Canada and Europe.

The following table sets forth the composition of our employees and consultants:

Executive officers	3
Non-executive officers	2
Operational Management	2
Business Development	7
Total	14

We are required to contribute to the Mandatory Provident Fund (“MPF”) for all eligible employees in Hong Kong between the ages of eighteen and sixty-five. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. For the years ended December 31, 2025 and 2024, the MPF contributions by us were $7,032 and $353, respectively. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

GOVERNMENT AND INDUSTRY REGULATIONS

ModuLink Inc. is a Nevada corporation with operating businesses located in Hong Kong and extending to our target markets in America, Europe, Australia and Asia. As such, the parent holding company, ModuLink Inc. is subject to the laws and regulations of the United States of America while our operating businesses are subject to the laws and regulations of Hong Kong and our target markets, as applicable, including labor, occupational safety and health, contracts, tort and intellectual property laws.

While Hong Kong currently operates under a different set of laws from mainland China, there remains a risk that PRC government could reinterpret or apply all or certain PRC laws to Hong Kong-based companies. Should this occur, our operations may become subject to additional legal and regulatory requirements under PRC law, including those related to labor, occupational safety and health, contracts, tort, and intellectual property. We may also become subject to PRC foreign exchange controls, which could affect our ability to convert foreign currency into Renminbi, pursue acquisitions of PRC companies, establish or maintain variable interest entities (VIEs) in the PRC, or repatriate dividends or other payments from any future wholly foreign-owned enterprises (WFOEs) in the PRC. Although no such changes have been imposed to date, any shift in the regulatory landscape could introduce uncertainties for our business and future plans.

Building Services Regulations

We are subject to numerous local, state, federal, and other statutes, ordinances, rules, and regulations concerning zoning, development, building design, construction, and similar matters which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular area. Projects that are not entitled may be subject to periodic delays, changes in use, less intensive development, or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety, and welfare issues, which can further delay these projects or prevent their development.

We are also subject to a variety of local, state, federal, and other statutes, ordinances, rules, and regulations concerning the environment. The particular environmental laws which apply to any given construction site vary according to the site’s location, its environmental conditions, and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas. From time to time, the Environmental Protection Agency (the “EPA”) and similar federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions imposed on us may increase our costs. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber.

Under various environmental laws, current or former owners of real estate, as well as certain other categories of parties, may be required to investigate and remediate hazardous or toxic substances or petroleum product releases and may be held liable to a governmental entity or to third parties for property damage and for investigation and remediation costs incurred by such parties in connection with the contamination. In addition, in those cases where an endangered species is involved, environmental rules and regulations can result in the elimination of development in identified environmentally sensitive areas. To date, we have never experienced a significant environmental issue.

Employment Ordinance

Hong Kong

The Employment Ordinance is the main piece of legislation governing conditions of employment in Hong Kong since 1968. It covers a comprehensive range of employment protection and benefits for employees, including Wage Protection, Rest Days, Holidays with Pay, Paid Annual Leave, Sickness Allowance, Maternity Protection, Statutory Paternity Leave, Severance Payment, Long Service Payment, Employment Protection, Termination of Employment Contract, Protection Against Anti-Union Discrimination. In addition, every employer must take out employees’ compensation insurance to protect the claims made by employees in respect of accidents occurred during the course of their employment.

An employer must also comply with all legal obligations under the Mandatory Provident Fund Schemes Ordinance, (CAP485). These include enrolling all qualifying employees in MPF schemes and making MPF contributions for them. Except for exempt persons, employer should enroll both full-time and part-time employees who are at least 18 but under 65 years of age in an MPF scheme within the first 60 days of employment. The 60-day employment rule does not apply to casual employees in the construction and catering industries. Pursuant to the said Ordinance, we are required to make MPF contributions for our Hong Kong employees once every contribution period (generally the wage period within 1 month). Employers and employees are each required to make regular mandatory contributions of 5% of the employee’s relevant income to an MPF scheme, subject to the minimum and maximum relevant income levels. For a monthly-paid employee, the minimum and maximum relevant income levels are HKD7,100 and HKD30,000 respectively.

China

Depending on future regulatory developments, we may become subject to PRC laws applicable to businesses in general, including those related to labor, occupational safety, contracts, torts, and intellectual property. We may also face restrictions under PRC foreign exchange regulations, which could limit our ability to convert foreign currency into Renminbi, acquire mainland entities, or make dividend or other payments of cash to MDLK.

Regulations in the PRC

Currently, our group does not have any subsidiaries or operations in the PRC. However, in the event that we establish PRC-based subsidiaries, expand our operations to the PRC, or become otherwise subject to PRC regulations due to China’s future regulatory developments, we may become subject to various laws and regulations that generally apply to our PRC businesses.

PRC Tax Regulations

Enterprise Income Tax

The EIT Law was promulgated by the Standing Committee of the National People’s Congress on March 16, 2007 and became effective on January 1, 2008, and was later amended on February 24, 2017. The Implementation Rules of the EIT Law (the “Implementation Rules”) were promulgated by the State Council on December 6, 2007 and became effective on January 1, 2008. According to the EIT Law and the Implementation Rules, enterprises are divided into resident enterprises and non-resident enterprises. Resident enterprises shall pay enterprise income tax on their incomes obtained in and outside the PRC at the rate of 25%. Non-resident enterprises setting up institutions in the PRC shall pay enterprise income tax on the incomes obtained by such institutions in and outside the PRC at the rate of 25%. Non-resident enterprises with no institutions in the PRC, and non-resident enterprises whose incomes having no substantial connection with their institutions in the PRC, shall pay enterprise income tax on their incomes obtained in the PRC at a reduced rate of 10%.

The Arrangement between the PRC and Hong Kong Special Administrative Region for the Avoidance of Double Taxation the Prevention of Fiscal Evasion with respect to Taxes on Income (the “Arrangement”) was promulgated by the State Administration of Taxation (“SAT”) on August 21, 2006 and came into effect on December 8, 2006. According to the Arrangement, a company incorporated in Hong Kong will be subject to withholding tax at the lower rate of 5% on dividends it receives from a company incorporated in the PRC if it holds a 25% interest or more in the PRC company. The Notice on the Understanding and Identification of the Beneficial Owners in the Tax Treaty (the “Notice”) was promulgated by SAT and became effective on October 27, 2009. According to the Notice, a beneficial ownership analysis will be used based on a substance-over-form principle to determine whether or not to grant tax treaty benefits.

In April 2009, the Ministry of Finance, or MOF, and SAT jointly issued the Notice on Issues Concerning Process of Enterprise Income Tax in Enterprise Restructuring Business, or Circular 59. In December 2009, SAT issued the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or Circular 698. Both Circular 59 and Circular 698 became effective retroactively as of January 2008. In February 2011, SAT issued the Notice on Several Issues Regarding the Income Tax of Non-PRC Resident Enterprises, or SAT Circular 24, effective April 2011. By promulgating and implementing these circulars, the PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of equity interests in a PRC resident enterprise by a non-resident enterprise.

Under Circular 698, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC “resident enterprise” indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC enterprise income tax, if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

In February 2015, the SAT issued Circular 7 to replace the rules relating to indirect transfers in Circular 698. Circular 7 has introduced a new tax regime that is significantly different from that under Circular 698. Circular 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Circular 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

On October 17, 2017, the SAT issued a Notice Concerning Withholding Income Tax of Non-Resident Enterprise, or SAT Notice No. 37, which abolishes Circular 698 and certain provisions of Circular 7. SAT Notice No. 37 reduces the burden of the withholding obligator, such as revocation of contract filing requirements and tax liquidation procedures, strengthens the cooperation of tax authorities in different places, and clarifies the calculation of tax payable and mechanism of foreign exchange.

Value-added Tax

Pursuant to the Provisional Regulations on Value-added Tax of the PRC, or the VAT Regulations, which were promulgated by the State Council on December 13, 1993, took effect on January 1, 1994, and were amended on November 10, 2008, February 6, 2016, and November 19, 2017, respectively, and the Rules for the Implementation of the Provisional Regulations on Value-added Tax of the PRC, which were promulgated by the MOF on December 25, 1993, and were amended on December 15, 2008, and October 28, 2011, respectively, entities and individuals that sell goods or labor services of processing, repair or replacement, sell services, intangible assets, or immovables, or import goods within the territory of the People’s Republic of China are taxpayers of value-added tax. The VAT rate is 17% for taxpayers selling goods, labor services, or tangible movable property leasing services or importing goods, except otherwise specified; 11% for taxpayers selling services of transportation, postal, basic telecommunications, construction and lease of immovable, selling immovable, transferring land use rights, selling and importing other specified goods including fertilizers; 6% for taxpayers selling services or intangible assets.

According to the Notice on the Adjustment to the Value-added Tax Rates issued by the SAT and the MOF on April 4, 2018, where taxpayers make VAT taxable sales or import goods, the applicable tax rates shall be adjusted from 17% to 16% and from 11% to 10%, respectively. Subsequently, the Notice on Policies for Deepening Reform of Value-added Tax was issued by the SAT, the MOF and the General Administration of Customs on March 30, 2019 and took effective on April 1, 2019, which further adjusted the applicable tax rate for taxpayers making VAT taxable sales or importing goods. The applicable tax rates shall be adjusted from 16% to 13% and from 10% to 9%, respectively.

Dividend Withholding Tax

The Enterprise Income Tax Law provides that since January 1, 2008, an income tax rate of 10% will normally be applicable to dividends declared to non-PRC resident investors that do not have an establishment or place of business in the PRC, or that have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC.

PRC Laws and Regulations on Employment and Social Welfare

Labor Law of the PRC

Pursuant to the Labor Law of the PRC, which was promulgated by the Standing Committee of the NPC on July 5, 1994 with an effective date of January 1, 1995 and was last amended on August 27, 2009 and the Labor Contract Law of the PRC, which was promulgated on June 29, 2007, became effective on January 1, 2008 and was last amended on December 28, 2012, with the amendments coming into effect on July 1, 2013, enterprises and institutions shall ensure the safety and hygiene of a workplace, strictly comply with applicable rules and standards on workplace safety and hygiene in China, and educate employees on such rules and standards. Furthermore, employers and employees shall enter into written employment contracts to establish their employment relationships. Employers are required to inform their employees about their job responsibilities, working conditions, occupational hazards, remuneration and other matters with which the employees may be concerned. Employers shall pay remuneration to employees on time and in full accordance with the commitments set forth in their employment contracts and with the relevant PRC laws and regulations. Our Hong Kong subsidiaries are not currently subject to PRC labor and social insurance laws and regulations, and instead are subject to the laws and regulations of Hong Kong.

Social Insurance and Housing Fund

Pursuant to the Social Insurance Law of the PRC, which was promulgated by the Standing Committee of the NPC on October 28, 2010 and became effective on July 1, 2011, employers in the PRC shall provide their employees with welfare schemes covering basic pension insurance, basic medical insurance, unemployment insurance, maternity insurance, and occupational injury insurance. Our Hong Kong subsidiary has not deposited the social insurance fees in full for all the employees in compliance with the relevant regulations. We may be ordered by the social security premium collection agency to make or supplement contributions within a stipulated period, and shall be subject to a late payment fine computed from the due date at the rate of 0.05% per day; where payment is not made within the stipulated period, the relevant administrative authorities shall impose a fine ranging from one to three times the amount of the amount in arrears. Our Hong Kong subsidiary has not deposited the social insurance fees as required by relevant regulations.

In accordance with the Regulations on Management of Housing Provident Fund, which were promulgated by the State Council on April 3, 1999 and last amended on March 24, 2002, employers must register at the designated administrative centers and open bank accounts for depositing employees’ housing funds. Employers and employees are also required to pay and deposit housing funds, with an amount no less than 5% of the monthly average salary of the employee in the preceding year in full and on time. Our subsidiaries have not registered at the designated administrative centers nor opened bank accounts for depositing employees’ housing funds. They also have not deposited employees’ housing funds. Our subsidiaries may be ordered by the housing provident fund management center to complete the registration formalities, open bank accounts, make the payment and deposit within a prescribed time limit if they become subject to PRC laws. Failing to register or open bank accounts at the expiration of the time limit could result in fines of not less than RMB 10,000 nor more than RMB 50,000. And an application may be made to a people’s court for compulsory enforcement if payment and deposit has not been made after the expiration of the time limit.

PRC Regulations Relating to Foreign Exchange

General Administration of Foreign Exchange

The principal regulation governing foreign currency exchange in the PRC is the Administrative Regulations of the PRC on Foreign Exchange (the “Foreign Exchange Regulations”), which were promulgated on January 29, 1996, became effective on April 1, 1996 and were last amended on August 5, 2008. Under these rules, Renminbi is generally freely convertible for payments of current account items, such as trade- and service-related foreign exchange transactions and dividend payments, but not freely convertible for capital account items, such as capital transfer, direct investment, investment in securities, derivative products or loans unless prior approval by competent authorities for the administration of foreign exchange is obtained. Under the Foreign Exchange Regulations, foreign-invested enterprises in the PRC may purchase foreign exchange without the approval of SAFE to pay dividends by providing certain evidentiary documents, including board resolutions, tax certificates, or for trade- and services-related foreign exchange transactions, by providing commercial documents evidencing such transactions.

Circular No. 37 and Circular No. 13

Circular 37 was released by SAFE on July 4, 2014 and abolished Circular 75 which had been in effect since November 1, 2005. Pursuant to Circular 37, a PRC resident should apply to SAFE for foreign exchange registration of overseas investments before it makes any capital contribution to a special purpose vehicle, or SPV, using his or her legitimate domestic or offshore assets or interests. SPVs are offshore enterprises directly established or indirectly controlled by domestic residents for the purpose of investment and financing by utilizing domestic or offshore assets or interests they legally hold. Following any significant change in a registered offshore SPV, such as capital increase, reduction, equity transfer or swap, consolidation or division involving domestic resident individuals, the domestic individuals shall amend the registration with SAFE. Where an SPV intends to repatriate funds raised after completion of offshore financing to the PRC, it shall comply with relevant PRC regulations on foreign investment and foreign debt management. A foreign-invested enterprise established through return investment shall complete relevant foreign exchange registration formalities in accordance with the prevailing foreign exchange administration regulations on foreign direct investment and truthfully disclose information on the actual controller of its shareholders.

If any shareholder who is a PRC resident (as determined by the Circular No. 37) holds any interest in an offshore SPV and fails to fulfil the required foreign exchange registration with the local SAFE branches, the PRC subsidiaries of that offshore SPV may be prohibited from distributing their profits and dividends to their offshore parent company or from carrying out other subsequent cross-border foreign exchange activities. The offshore SPV may also be restricted in its ability to contribute additional capital to its PRC subsidiaries. Where a domestic resident fails to complete relevant foreign exchange registration as required, fails to truthfully disclose information on the actual controller of the enterprise involved in the return investment or otherwise makes false statements, the foreign exchange control authority may order them to take remedial actions, issue a warning, and impose a fine of less than RMB 300,000 on an institution or less than RMB 50,000 on an individual.

Circular 13 was issued by SAFE on February 13, 2015, and became effective on June 1, 2015. Pursuant to Circular 13, a domestic resident who makes a capital contribution to an SPV using his or her legitimate domestic or offshore assets or interests is no longer required to apply to SAFE for foreign exchange registration of his or her overseas investments. Instead, he or she shall register with a bank in the place where the assets or interests of the domestic enterprise in which he or she has interests are located if the domestic resident individually seeks to make a capital contribution to the SPV using his or her legitimate domestic assets or interests; or he or she shall register with a local bank at his or her permanent residence if the domestic resident individually seeks to make a capital contribution to the SPV using his or her legitimate offshore assets or interests.

We cannot assure that our PRC beneficial shareholders have completed registrations in accordance with Circular 37.

Circular 19 and Circular 16

Circular 19 was promulgated by SAFE on March 30, 2015, and became effective on June 1, 2015. According to Circular 19, the foreign exchange capital in the capital account of foreign-invested enterprises, meaning the monetary contribution confirmed by the foreign exchange authorities or the monetary contribution registered for account entry through banks, shall be granted the benefits of Discretional Foreign Exchange Settlement (“Discretional Foreign Exchange Settlement”). With Discretional Foreign Exchange Settlement, foreign capital in the capital account of a foreign-invested enterprise for which the rights and interests of monetary contribution have been confirmed by the local foreign exchange bureau, or for which book-entry registration of monetary contribution has been completed by the bank, can be settled at the bank based on the actual operational needs of the foreign-invested enterprise. The allowed Discretional Foreign Exchange Settlement percentage of the foreign capital of a foreign-invested enterprise has been temporarily set to be 100%. The Renminbi converted from the foreign capital will be kept in a designated account and if a foreign-invested enterprise needs to make any further payment from such account, it will still need to provide supporting documents and to complete the review process with its bank.

Furthermore, Circular 19 stipulates that foreign-invested enterprises shall make bona fide use of their capital for their own needs within their business scopes. The capital of a foreign-invested enterprise and the Renminbi it obtained from foreign exchange settlement shall not be used for the following purposes:

•	directly or indirectly used for expenses beyond its business scope or prohibited by relevant laws or regulations;

•	directly or indirectly used for investment in securities unless otherwise provided by relevant laws or regulations;

•	directly or indirectly used for entrusted loan in Renminbi (unless within its permitted scope of business), repayment of inter-company loans (including advances by a third party) or repayment of bank loans in Renminbi that have been sub-lent to a third party; or

•	directly or indirectly used for expenses related to the purchase of real estate that is not for self-use (except for foreign-invested real estate enterprises).

Circular 16 was issued by SAFE on June 9, 2016. Pursuant to Circular 16, enterprises registered in the PRC may also convert their foreign debts from foreign currency to Renminbi on a self-discretionary basis. Circular 16 provides an integrated standard for conversion of foreign exchange capital items (including but not limited to foreign currency capital and foreign debts) on a self-discretionary basis applicable to all enterprises registered in the PRC. Circular 16 reiterates the principle that an enterprise’s Renminbi capital converted from foreign currency-denominated capital may not be directly or indirectly used for purposes beyond its business scope or purposes prohibited by PRC laws or regulations, and such converted Renminbi capital shall not be provided as loans to non-affiliated entities.

PRC subsidiaries' distributions to their offshore parents are required to comply with the requirements as described above.

While there are currently no such restrictions on foreign exchange and our ability to transfer cash or assets between MDLK and our Hong Kong subsidiaries, there can be no assurance that future developments in PRC laws and regulations will not result in new restrictions and limitations on our ability to transfer funds or assets. Should such regulations affect our operations, our cash or assets in Hong Kong might become inaccessible. Furthermore, should new restrictions be imposed on MDLK or its subsidiaries regarding the transfer or distribution of cash within the organization, we may encounter limitations or prohibition on making transfers or distributions to entities outside of mainland China and Hong Kong.

PRC Share Option Rules

Under the Administration Measures on Individual Foreign Exchange Control issued by the PBOC on December 25, 2006, all foreign exchange matters involved in employee share ownership plans and share option plans in which PRC citizens participate require approval from SAFE or its authorized branch. Pursuant to SAFE Circular 37, PRC residents who participate in share incentive plans in overseas non-publicly-listed companies may submit applications to SAFE or its local branches for the foreign exchange registration with respect to offshore special purpose companies. In addition, under the Notices on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Share Incentive Plans of Overseas Publicly-Listed Companies, or the Share Option Rules, issued by SAFE on February 15, 2012, PRC residents who are granted shares or share options by companies listed on overseas stock exchanges under share incentive plans are required to (i) register with SAFE or its local branches, (ii) retain a qualified PRC agent, which may be a PRC subsidiary of the overseas listed company or another qualified institution selected by the PRC subsidiary, to conduct the SAFE registration and other procedures with respect to the share incentive plans on behalf of the participants, and (iii) retain an overseas institution to handle matters in connection with their exercise of share options, purchase and sale of shares or interests and funds transfers.

PRC Regulation of Dividend Distributions

The principal laws, rules and regulations governing dividend distributions by foreign-invested enterprises in the PRC are the Company Law of the PRC, as amended, the Wholly Foreign-owned Enterprise Law and its implementation regulations, the Chinese-foreign Cooperative Joint Venture Law and its implementation regulations, and the Chinese-foreign Equity Joint Venture Law and its implementation regulations. Under these laws, rules and regulations, foreign-invested enterprises may pay dividends only out of their accumulated profit, if any, as determined in accordance with PRC accounting standards and regulations. Both PRC domestic companies and wholly-foreign owned PRC enterprises are required to set aside a general reserve of at least 10% of their after-tax profit, until the cumulative amount of such reserve reaches 50% of their registered capital. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year.

REPORTS TO SECURITY HOLDERS

Upon the effective date of our Registration Statement on Form 10-12G filed with the Securities and Exchange Commission, we have become subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and accordingly, will file current and periodic reports, proxy statements and other information with the Securities and Exchange Commission, or the Commission. Information that the Company previously publicly disclosed was made through the OTC Disclosure and News Service and are available on the OTC Markets Group’s website at www.otcmarkets.com. With respect to disclosures filed or furnished to the Commission, you may obtain copies of our prior and future reports from the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or on the SEC's website, at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors.

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this Annual Report, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to Our Business and Industry

We have not yet begun generating significant revenue as our business of building properties through the use of modular integrated construction technology (“MiC”), embedded with atmospheric water generators (“AWG”), together with a property management system powered by internet of things technology (“IoT”), is at a development stage that is dependent upon the financial support of our stockholders to finance our operations. Further, our financial statements have been prepared assuming that we will continue as a going concern. As such, we are dependent upon the continued support of our insiders to continue operations.

We have not yet begun generating significant revenues and are dependent upon the continued support of our majority shareholders to continue operations. Our financial statements have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. If our assumption regarding profitability or the continued support of our stockholders is not valid, we may not be able to pursue our business plan or continue operations as planned, which may materially and adversely affect our financial condition and results of operations. Further, the value of your securities may be significantly and adversely affected or become worthless.

We have substantial customer concentration, with two customers accounting for all of our 2025 revenues.

We currently derive all of our revenues from two customers based in Hong Kong, each of which accounted 82% and 17% of our revenues in fiscal 2025. In fiscal 2024, two customers accounted for 72% and 28% of our revenues. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from two customers, may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other facts, some of which may be outside of our control. Further, some of our contracts with these larger customers permit them to terminate our services at any time (subject to notice and certain other provisions).  If any of these customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our services which could have an adverse effect on our margins and financial position, and could negatively affect our revenues and results of operations and/or trading price of our common stock.  We are not parties to long term contracts with these two customers. If either of these two customers terminates our services, such termination will materially and significantly affect our revenues and results of operations and/or trading price of our common stock.

We cannot assure you that our current business plan will be successful as initiation of our property development projects require significant upfront financing.

We cannot guarantee the success of our current business strategy. The initiation of our property development projects is heavily reliant on securing adequate funding to cover the upfront costs of land acquisition and procuring modular integrated units from manufacturers. While these initial investments are dependent on secured funding, the ongoing construction expenses are expected to be financed through pre-sale deposits. However, the timing and revenue generated from property sales remain challenging to forecast, as they are influenced by market conditions and other external factors. Our business plan is subject to modifications over time, driven by fluctuations in real estate market dynamics, economic trends, the availability and cost of capital, and potential changes in legislation.

We are susceptible to consumer demand risk.

Adverse conditions in our target markets or nationally could be caused or worsened by factors outside of our control, including slow or negative economic growth, sustained elevated mortgage interest rates and inflation, and various other macroeconomic as well as geopolitical concerns, such as military conflicts in Ukraine and the Middle East, and the U.S. federal government’s financial and regulatory stability with the recent significant increase in import tariffs. Among other impacts, a severe or sustained economic contraction or stagflation around the globe may trigger a rise in home sales contract cancellations. In addition, these conditions, along with heightened competition from other homebuilders and sellers and landlords of existing homes may lead us to reduce our home selling prices or offer other concessions to attract or retain buyers, negatively affecting our revenues and margins and, to the extent the concessions we offer are not sufficient to attract and retain buyers, our net orders.

We are not parties to long term contracts with our clients and operate on a project by project basis. As a result, historical results of operations are not indicative of our future performance or prospects.

Our construction services and property development projects are unique and project-specific, and we are engaged on a project by project basis. Customers are not parties to on-going contracts and there is no assurance that the Company can retain customers. For these reasons, we believe that our results of operations during the periods presented in this Annual Report are not comparable. Moreover, the historical financial information included in this Annual Report may not be indicative of our future performance or prospects. There can be no assurance that we will be able to achieve similar growth trend of our business in our home markets and/or the international markets where the business, regulatory and customer landscapes may differ significantly from Hong Kong. As such, our past historical results of operations may not be indicative of our future performance or prospects.

We rely on third-party manufacturers and partners for critical components, and any interruptions in the provision of products provided by these third parties may impair our ability to deliver properties to our clients.

We depend on third-party providers for various critical components of our property development projects, such as the manufacturing of modular integrated units and our proprietary atmospheric water generators. These elements are fundamental to our deliverables, and reliance on third parties exposes us to elevated operational risks. As we do not oversee the manufacturing processes of these external providers, there is a possibility that they may fail to supply the required modular integrated units to the expected standards or encounter unforeseen challenges. In such scenarios, securing suitable alternatives promptly, efficiently, and under favorable terms could prove challenging or even impossible. This could result in disruptions to our operations, financial losses, costs associated with addressing deficiencies, diminished customer satisfaction, damage to our reputation, legal or regulatory liabilities, or other adverse effects that may significantly impact our business.

We may face construction services shortages which may adversely affect our ability to deliver modular units.

Though our critical components modular integrated units are manufacturing in the factory, we rely on a network of local workers to perform limited installation and interfacing services. However, our industry and the Hong Kong and Australian economies have experienced labor shortages, as well as delays with respect to state and municipal construction permitting, inspections and utility processes. Such constraints, cost pressures and delays have increased our costs, reduced our revenues, and in some instances, led to home sales contract cancellations or lower customer satisfaction.

We are subject to warranty risks.

Our property development business is subject to warranty and construction defect claims. Due to our dependence on the performance of independent third party manufacturers and contractors to provide products and materials and carry out certain homebuilding activities, inherent uncertainties, including obtaining recoveries from responsible parties and/or their or our insurers, our recorded warranty and other liabilities may be inadequate to address future claims, which, among other things, could require us to record charges to increase such liabilities.  We may also record charges to reflect our then-current claims experience, including the actual costs incurred.  Home warranty and other construction defect issues may also generate negative publicity, including on social media and the internet, that detracts from our reputation and efforts to sell homes.

We are subject to legal and compliance risks.

Our operations are subject to myriad legal and regulatory requirements, which can delay our operational activities, raise our costs and/or prohibit or restrict homebuilding in some areas. These requirements often provide broad discretion to government authorities, and they could be interpreted or revised in ways unfavorable to us. The costs to comply, or associated with any noncompliance, are, or can be, significant and variable from period to period. With respect to environmental laws, in addition to the risks and potential operational costs discussed above, we have been, and we may in the future be, involved in federal, state and local air and water quality agency investigations or proceedings for potential noncompliance with their rules, including rules governing discharges of materials into the air and waterways; stormwater discharges from community sites; and wetlands and listed species habitat protection. We could incur penalties and/or be restricted from developing or building at certain community locations during or as a result of such agencies’ investigations or findings.

Additionally, we are involved in legal, arbitral or regulatory proceedings or investigations incidental to our business, the outcome or settlement of which could result in material claims, losses, monetary damage awards, penalties, or other direct or indirect payments recorded against our earnings, or injunctions, consent decrees or other voluntary or involuntary restrictions or adjustments to our business operations or practices. Any adverse results could be beyond our expectations, insurance coverage and/or accruals at particular points in time. Unfavorable outcomes, as well as unfavorable investor, analyst or news reports related to our industry, company, personnel, governance or operations, may also generate negative publicity, including on social media and the internet, damaging our reputation and resulting in the loss of customers or revenues. We may also face similar reputational impacts if our sustainability initiatives or objectives and/or our social or governance practices do not meet the standards set by investors or third-party rating services. Low third-party ratings could result in our common stock not being recommended for or selected by investors with certain mandates or priorities.

We are subject to risks arising from guarantees provided to related parties.

We may be required to make payments under a corporate guarantee provided in connection with a related party, which could adversely affect our financial condition and liquidity.

As of December 31, 2025, our subsidiary has provided a corporate guarantee to a bank in connection with general banking facilities granted to both the subsidiary and a related company wholly owned by our controlling shareholder and director, Mr. Tam Hin Wah Anthony. The maximum exposure under this guarantee is approximately $1.91 million.

This guarantee represents a contingent obligation, as we may be required to perform under the guarantee in the event that the related company defaults on its obligations to the lending bank. While no liability has been recognized in our consolidated financial statements as management currently believes that payment under the guarantee is not probable, there can be no assurance that the guarantee will not be called in the future.

If the guarantee is triggered, we may be required to make payments of up to the guaranteed amount, which could have a material adverse effect on our financial condition, liquidity, and results of operations. In addition, because the guarantee relates to a related party, any deterioration in the financial condition of such related party may increase the likelihood that the guarantee will be called.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We may rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. However, trade secrets are difficult to protect. We limit disclosure of such trade secrets where possible but we also seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who do have access to them, such as our employees, contract manufacturers, consultants, advisors and other third parties. Despite these efforts, any of these parties may breach the agreements and may unintentionally or willfully disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

We are also subject to other risks and uncertainties that affect many other businesses, including:

•	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;
•	the increasing costs of compliance with federal, state and foreign governmental agency mandates (including the Foreign Corrupt Practices Act) and defending against inappropriate or unjustified enforcement or other actions by such agencies;
•	the impact of any international conflicts on the U.S. and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our products;
•	any impacts on our business resulting from new domestic or international government laws and regulation;
•	market acceptance of our products and growth initiatives;
•	the impact of technology developments on our products and on demand for our products;
•	governmental under-investment in transportation infrastructure, which could increase our costs and adversely impact our construction schedule due to traffic congestion or sub-optimal routing of our vehicles;
•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;
•	availability of financing on terms acceptable to our ability to maintain our current credit ratings, especially given the capital intensity of our operations.
•	our ability to attract, maintain, and grow our customer base and engage our customers;
•	pricing for our products and services;
•	our ability to diversify and grow our revenue;
•	changes in macroeconomic conditions, political and legal environments;
•	adverse legal proceedings or regulatory enforcement actions, judgments, settlements, or other legal proceeding and enforcement-related costs;
•	our ability to attract and retain talent; and
•	our ability to compete with our competitors.

Risks Related to Our Finances and Capital Requirements

We will need additional funding and may be unable to raise capital when needed, which would force us to delay any property development projects or land parcels acquisitions.

Our business plan contemplates the commencement of property development projects in Australia, and, as business permits, in Canada and Europe. With respect to property developments located outside of Hong Kong, we will need to seek financing to purchase of land parcels in these targeted regions. While we currently have no commitments or agreements relating to any of these types of transactions, we do not generate sufficient revenue from operations to finance new projects in our target markets. We expect to finance such future cash needs through public or private equity offerings, debt financings, corporate collaboration arrangements, or project financing from financial institutions. However, outside financing may be unavailable because of tight or volatile capital or financial market conditions may hinder our ability to obtain external financing, costly and / or considerably dilute stockholders. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our property development projects.

Raising additional capital may cause a dilution of ownership interests to our existing stockholders or restrict our operations.

Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, and development agreements in connection with any collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our property development projects in our target markets.

We are indebted to Zenith (HK), a customer that accounted for approximately 17% and 72% of our revenues for the year ended December 31, 2025 and 2024, in the approximate amount of US$132,260 as of December 31, 2025.

Pursuant to the Stock Purchase Agreement dated January 22, 2025, the two convertible promissory notes were purchased and assigned to Zenith (HK) on January 30, 2025. On February 28, 2025, Zenith (HK) waived all rights to convert the outstanding principal amount and any accrued but unpaid interest under the two convertible promissory notes into equity securities of the Company. We owe approximately $132,260 pursuant to such notes. Both notes have already become due and payable. We do not expect to generate sufficient cash flow to repay these notes within the next twenty-four months. There is no assurance that we can generate sufficient cash flow to repay these notes after such twenty-four-month period, if ever. If we are required to repay these notes prior to achieving profitability, our ability to implement our business plan or to expand our business may be significantly delayed.

Risks Relating to Doing Business in Hong Kong.

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business.

The mainland Chinese government has significant oversight, discretion and control over the manner in which companies incorporated under the laws of mainland China must conduct their business activities. We currently operate in Hong Kong which has a separate legal framework from that of mainland China. However, since Hong Kong is a special administrative region of China, there can be no assurance as to whether the government of Hong Kong will enact laws and regulations similar to mainland China, or whether any laws or regulations of mainland China will become applicable to our operations in Hong Kong in the future, which could be at any time and with no advance notice. Therefore, the legal and operational risks associated with operating in China also apply to operations in Hong Kong. If we were to become subject to such oversight, discretion and control, including over overseas offerings of securities and/or foreign investments, it may result in a material adverse change in our operations, significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline, which would materially affect the interests of the investors.

We conduct our operations and generate our revenue in Hong Kong. Our major suppliers and customers are currently all located in Hong Kong and China. Accordingly, economic, political and legal developments in the PRC will significantly affect our business, financial condition, results of operations and prospects. The PRC economy is in transition from a planned economy to a market-oriented economy subject to plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on economic conditions in the PRC. While we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and that business development in the PRC will continue to follow market forces, we cannot assure you that this will be the case.  Our interests may be adversely affected by changes in policies by the PRC government, including:

•	changes in laws, regulations or their interpretation;
•	confiscatory taxation;
•	restrictions on currency conversion, imports or sources of supplies, or ability to continue as a for-profit enterprise;
•	expropriation or nationalization of private enterprises; and
•	the allocation of resources.

Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

While Hong Kong currently operates under a separate legal framework from mainland China, there remains the possibility that Hong Kong’s legal framework will become more closely aligned with the legal framework of mainland China, including their interpretation, implementation, and enforcement. Changes to Hong Kong’s legal or regulatory frameworks may be introduced with limited or no advance notice. Our operations may also be influenced by the current and future political and regulatory environment in mainland China. Should regulatory requirements from mainland China be extended to Hong Kong-based companies such as ours, this could create uncertainty regarding potential future restrictions on capital flows, foreign listings, or operational requirements. Such developments may affect various aspects of our business, including taxation, import and export controls, healthcare and environmental regulations, land use, and property ownership rights. We may also face increased compliance obligations, operational disruptions, or limitations on our ability to access international capital markets. As a result, our business, financial condition, results of operations, the value of our securities, and our ability to offer or continue to offer securities to investors may be materially and adversely affected.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in Hong Kong or particular regions thereof, and could limit or completely hinder our ability to offer or continue to offer securities to investors or require us to divest ourselves of any interest we then hold in Hong Kong properties or joint ventures. Any such actions (including divesture or similar actions) could result in a material adverse effect on us and on your investment in us and could render our securities and your investment in our securities worthless.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with borrowers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China. Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts that provide interpretations of laws and regulations and decide contractual disputes and issues may change their interpretation or enforcement very rapidly with little advance notice at any time, we cannot predict the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China. The uncertainties, including new laws and regulations and changes of existing laws, as well as, may cause possible problems to foreign investors.

Although the PRC government has been pursuing economic reform policies for more than two decades, the PRC government continues to exercise significant control over economic growth in the PRC through the allocation of resources, controlling payments of foreign currency, setting monetary policy and imposing policies that impact particular industries in different ways. We cannot assure you that the PRC government will continue to pursue policies favoring a market oriented economy or that existing policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting political, economic and social life in the PRC.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if we were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.

Regulatory authorities in mainland China continue to play a significant role in overseeing various sectors of Hong Kong’s economy through laws, regulations, and state involvement and ownership. While we are based in Hong Kong and operate under its separate legal system, future changes in local laws and regulations—including those related to taxation, environmental compliance, land use, property rights, and other areas—may impact our operations. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

For example, just days after Didi Global Inc. (NYSE: DIDI) completed its $4.4 billion IPO on June 30, 2021, the Chinese cybersecurity regulator announced on July 2, 2021, that it had begun an investigation of Didi for failure to comply with data and cybersecurity laws and two days later ordered that the company’s app be removed from smartphone app stores. Eventually, on July 21, 2022, the CAC fined Didi approximately $1.19 billion, and Didi formally delisted from the NYSE on June 13, 2022.

As such, the Company’s business segments may be subject to various government and regulatory interference in the provinces in which they operate. The Company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. The Company’s operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry. The Chinese government may, in the future, adopt or implement new laws, regulations, or policies that could affect our operations, including those conducted in or through Hong Kong. Any such regulatory changes or interventions could materially impact our business activities and the value of our common stock. Recent public statements by PRC authorities suggest increased oversight of overseas offerings by companies with ties to China or Hong Kong. If such measures are implemented, they could limit or prevent our ability to raise capital in foreign markets, which may materially and adversely affect the value or liquidity of our securities.

Furthermore, it is uncertain when and whether the Company will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although the Company is currently not required to obtain permission from any of the PRC federal or local government to obtain such permission and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry. As a result, our common stock may decline in value dramatically or even become worthless should we become subject to new requirement to obtain permission from the PRC government to list on U.S. exchange in the future.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severe and Lawful Crackdown on Illegal Securities Activities, which were available to the public on July 6, 2021. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection.

In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that under the proposed rules companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments,” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. On January 4, 2022, the CAC, in conjunction with 12 other government departments, issued the New Measures for Cybersecurity Review (the “New Measures”) on January 4, 2022. The New Measures amends the Draft Measures released on July 10, 2021 and became effective on February 15, 2022.

The aforementioned policies and any related implementation rules to be enacted may subject us to additional compliance requirement in the future. While we believe that our operations are not affected by this, as these opinions were recently issued, official guidance and interpretation of the opinions remain unclear in several respects at this time. Therefore, we cannot assure you that we will remain fully compliant with all new regulatory requirements of these opinions or any future implementation rules on a timely basis, or at all.

The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period was shortened to two upon the enactment of the Consolidated Appropriations Act, 2023. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.

The Holding Foreign Companies Accountable Act was signed into law on December 18, 2020, and requires Auditors of publicly traded companies to submit to regular inspections every three years to assess such auditors’ compliance with applicable professional standards. This three-year period was shortened to two upon the enactment of the Consolidated Appropriations Act, 2023. On September 22, 2021, the PCAOB adopted rules to create a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction.

On December 16, 2021, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. On December 15, 2022, the PCAOB issued a report that vacated its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. Our auditor is based in Hong Kong and is subject to PCAOB inspection. If PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong and we continue to use an accounting firm headquartered in Hong Kong to issue an audit report on our financial statements filed with the Securities and Exchange Commission, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 10-K for the relevant fiscal year. There can be no assurance that we would not be identified as a Commission-Identified Issuer for any future fiscal year, and if we were so identified for two consecutive years, we would become subject to the prohibition on trading under the HFCAA, as amended by the Consolidated Appropriations Act, 2023, and our securities may be delisted from OTC Markets as a result.

In the event the Chinese authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor. Furthermore, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCA Act, as amended by the Consolidated Appropriations Act, 2023, that the PCAOB be permitted to inspect the issuer’s public accounting firm within two years, may result in the delisting of our securities from applicable trading markets in the U.S. in the future if the PCAOB is unable to inspect our accounting firm at such future time.

According to Article 177 of the Securities Law of the PRC (“Article 177”), overseas securities regulatory authorities are prohibited from engaging in activities pertaining to investigations or evidence collection directly conducted within the territories of the PRC, and Chinese entities or individuals are further prohibited from providing documents and information in connection with securities business activities to any organizations and/or persons abroad without the prior consent of the securities regulatory authority of the State Council and the competent departments of the State Council. As of the date of this Annual Report, we are not aware of any implementing rules or regulations which have been published regarding application of Article 177.

We believe Article 177 is only applicable where the activities of overseas authorities constitute a direct investigation or evidence collection by such authorities within the territory of the PRC. In the event that the U.S. securities regulatory agencies carry out an investigation on us such as an enforcement action by the Department of Justice, the SEC or other authorities, such agencies’ activities will constitute conducting an investigation or collecting evidence directly within the territory of the PRC and accordingly fall within the scope of Article 177. In that case, the U.S. securities regulatory agencies may have to consider establishing cross-border cooperation with the securities regulatory authority of the PRC by way of judicial assistance, diplomatic channels or establishing a regulatory cooperation mechanism with the securities regulatory authority of the PRC. However, there is no assurance that the U.S. securities regulatory agencies will succeed in establishing such cross-border cooperation in this particular case and/or establish such cooperation in a timely manner.

Furthermore, as Article 177 is a recently promulgated provision, it remains unclear as to how it will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As such, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) be permitted to inspect the issuer's public accounting firm within three years. This three-year period was shortened to two years upon the enactment of the Consolidated Appropriations Act, 2023. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from applicable trading market within the US.

Adverse regulatory developments in China may subject us to additional regulatory review, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in China may impose additional compliance requirements for companies like us with significant China-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements.

The recent regulatory developments in China, in particular with respect to restrictions on China-based companies raising capital offshore, may lead to additional regulatory review in China over our financing and capital raising activities in the United States. In addition, we may be subject to industry-wide regulations that may be adopted by the relevant PRC authorities, which may have the effect of limiting our service offerings, restricting the scope of our operations in China, or causing the suspension or termination of our business operations in China entirely, all of which will materially and adversely affect our business, financial condition and results of operations. We may have to adjust, modify, or completely change our business operations in response to adverse regulatory changes or policy developments, and we cannot assure you that any remedial action adopted by us can be completed in a timely, cost-efficient, or liability-free manner or at all.

On July 30, 2021, in response to the recent regulatory developments in China and actions adopted by the PRC government, the Chairman of the SEC issued a statement asking the SEC staff to seek additional disclosures from offshore issuers associated with China-based operating companies before their registration statements will be declared effective, including detailed disclosure related to whether the issuer received or were denied permission from Chinese authorities to list on U.S. exchanges and the risks that such approval could be denied or rescinded. On August 1, 2021, the China Securities Regulatory Commission stated in a statement that it had taken note of the new disclosure requirements announced by the SEC regarding the listings of Chinese companies and the recent regulatory development in China, and that both countries should strengthen communications on regulating China-related issuers. We cannot guarantee that we will not be subject to tightened regulatory review and we could be exposed to government interference in China.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We will have operations, agreements with third parties and make sales in Hong Kong, which may experience corruption. Our proposed activities may create the risk of unauthorized payments or offers of payments by one of the employees, consultants, or sales agents of our Company, because these parties are not always subject to our control. It will be our policy to implement safeguards to discourage these practices by our employees. Also, our existing practices and any future improvements may prove to be less than effective, and the employees, consultants, or sales agents of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.

Any transfer of funds by us to our Hong Kong subsidiaries, either as a shareholder loan or as an increase in registered capital, may become subject to approval by or registration or filing with relevant governmental authorities in China. According to the relevant PRC regulations on foreign-invested enterprises in China, capital contributions to PRC subsidiaries are subject to the approval of or filing with the Ministry of Commerce in its local branches and registration with a local bank authorized by SAFE. It is unclear if Hong Kong subsidiaries will be deemed a PRC subsidiary. If Hong Kong subsidiaries are deemed to be PRC subsidiaries, (i) any foreign loan procured by our Hong Kong subsidiaries will be required to be registered with SAFE or its local branches or filed with SAFE in its information system; and (ii) our Hong Kong subsidiaries will not be able to procure loans which exceed the difference between their total investment amount and registered capital or, as an alternative, only procure loans subject to the calculation approach and limitation as provided in the People’s Bank of China Notice No. 9 (“PBOC Notice No. 9”). We may not be able to obtain these government approvals or complete such registrations on a timely basis, if at all, with respect to future capital contributions or foreign loans by us to our Hong Kong subsidiaries, if required. If we fail to receive such approvals or complete such registration or filing, our ability to use the proceeds we receive from our offshore financing activities and to capitalize our Hong Kong operations may be negatively affected, which could adversely affect our liquidity and ability to fund and expand our business. There is, in effect, no statutory limit on the amount of capital contribution that we can make to our Hong Kong subsidiaries. This is because there is no statutory limit on the amount of registered capital for our Hong Kong subsidiaries, and we are allowed to make capital contributions to our Hong Kong subsidiaries by subscribing for their initial registered capital and increased registered capital, provided that the Hong Kong subsidiaries complete the relevant filing and registration procedures.

The Circular on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-Invested Enterprises, or SAFE Circular 19, effective as of June 1, 2015, as amended by Circular of the State Administration of Foreign Exchange on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement under the Capital Account, or SAFE Circular 16, effective on June 9, 2016, allows FIEs to settle their foreign exchange capital at their discretion, but continues to prohibit FIEs from using the Renminbi fund converted from their foreign exchange capitals for expenditure beyond their business scopes, and also prohibit FIEs from using such Renminbi fund to provide loans to persons other than affiliates unless otherwise permitted under its business scope. If Safe Circulars 16 and 19 are interpreted to apply to the Hong Kong Dollar, our ability to use Hong Kong Dollars converted from the net proceeds from our offshore financing activities to fund the establishment of new entities in Hong Kong, to invest in or acquire any other Hong Kong or PRC companies may be limited, which may adversely affect our business, financial condition and results of operations.

Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.

We are a holding company whose primary assets are our ownership of the equity interests in our subsidiaries. We conduct no other business and, as a result, we depend entirely upon our subsidiaries’ earnings and cash flow to meet cash and financing requirements. If we decide in the future to pay dividends or make other payments, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. Our subsidiaries and projects may be restricted in their ability to pay dividends, make distributions or otherwise transfer funds to us prior to the satisfaction of other obligations, including the payment of operating expenses or debt service, appropriation to reserves prescribed by laws and regulations, covering losses in previous years, restrictions on the conversion of local currency into U.S. dollars or other hard currency, completion of relevant procedures with governmental authorities or banks and other regulatory restrictions. Under the applicable PRC laws and regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside a portion of its after-tax profit to fund specific reserve funds prior to payment of dividends. In particular, at least 10% of its after-tax profits based on PRC accounting standards each year is required to be set aside towards its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of any of these currencies into U.S. dollars may adversely affect the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars. For a detailed description of the potential government regulations facing the Company associated with our operations in Hong Kong and on restrictions on payments from our subsidiaries, please refer to “Government and Industry Regulations–China” and “Transfers of Cash to and from our Subsidiaries.” We do not presently have any intention to declare or pay dividends in the future. You should not purchase shares of our common stock in anticipation of receiving dividends in future periods.

Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.

Most of our cash is maintained in Hong Kong Dollars. We rely on dividends from our Hong Kong subsidiaries for our cash and financing requirements, such as the funds necessary to service any debt we may incur. There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Current PRC regulations permit PRC subsidiaries to pay dividends to foreign parent companies only out of their accumulated after-tax profits upon satisfaction of relevant statutory condition and procedures, if any, determined in accordance with Chinese accounting standards and regulations. In addition, PRC subsidiaries are required to set aside at least 10% of their accumulated profits each year, if any, to fund certain reserve funds until the total amount set aside reaches 50% of its registered capital. Furthermore, if PRC subsidiaries and their subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to the foreign parent company, which may restrict the ability of the foreign parent company to satisfy its liquidity requirements. If such restrictions on dividend and other payments are interpreted to apply to Hong Kong entities, our ability to rely on payments from our Hong Kong subsidiary will be adversely affected.

In addition, the Enterprise Income Tax Law of the PRC, or the PRC EIT Law, and its implementation rules provide that withholding tax rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC-resident enterprises are incorporated. For a detailed description of the potential government regulations facing the Company and the offering associated with our operations in Hong Kong, please refer to “Government and Industry Regulations – Regulations Relating to Foreign Exchange and Dividend Distribution.”

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If you are a U.S. holder of our shares of common stock, you will be taxed on the U.S. dollar value of your dividends, if any, at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency such as the RMB, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.

Under the Enterprise Income Tax Law and its implementation regulations issued by the State Council of the PRC, unless otherwise provided under relevant tax treaties, a 10% PRC withholding tax is applicable to dividends payable to investors that are non-resident enterprises, which do not have an establishment or place of business in the PRC or which have such establishment or place of business but the dividends are not effectively connected with such establishment or place of business, to the extent such dividends are derived from sources within the PRC. Similarly, any gain realized on the transfer of shares by such investors is also subject to PRC tax at a current rate of 10%, subject to any reduction or exemption set forth in relevant tax treaties, if such gain is regarded as income derived from sources within the PRC. If we are deemed a PRC resident enterprise, dividends paid on our shares, and any gain realized from the transfer of our shares, would be treated as income derived from sources within the PRC and would as a result be subject to PRC taxation. Furthermore, if we are deemed a PRC resident enterprise, dividends payable to individual investors who are non-PRC residents and any gain realized on the transfer shares by such investors may be subject to PRC tax at a current rate of 20%, subject to any reduction or exemption set forth in applicable tax treaties. It is unclear whether we or any of our subsidiaries established outside of China are considered a PRC resident enterprise or whether holders of shares would be able to claim the benefit of income tax treaties or agreements entered into between China and other countries or areas. If dividends payable to our non-PRC investors, or gains from the transfer of our shares by such investors are subject to PRC tax, the value of your investment in our shares may decline significantly. For a detailed description of the potential government regulations facing the Company associated with our operations in Hong Kong, please refer to “Government and Industry Regulations–China ”.

Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.

Under the PRC Enterprise Income Tax Law, or the New EIT Law, and its amendment and implementation rules, which became effective in January 2008, an enterprise established outside of the PRC with a “de facto management body” located within the PRC is considered a PRC resident enterprise and will be subject to the enterprise income tax at the rate of 25% on its global income. The implementation rules define the term “de facto management bodies” as “establishments that carry out substantial and overall management and control over the manufacturing and business operations, personnel and human resources, finance and treasury, and business combination and disposition of properties and other assets of an enterprise.” On April 22, 2009, the State Administration of Taxation (the “SAT”), issued a circular, or SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Although the SAT Circular 82 only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the determining criteria set forth in the SAT Circular 82 may reflect the SAT’s general position on how the “de facto management body” text should be applied in determining the resident status of all offshore enterprises for the purpose of PRC tax, regardless of whether they are controlled by PRC enterprises or individuals. Although we do not believe that our legal entities organized outside of the PRC constitute PRC resident enterprises, it is possible that the PRC tax authorities could reach a different conclusion. In such case, we may be considered a PRC resident enterprise and may therefore be subject to the 25% enterprise income tax on our global income, which could significantly increase our tax burden and materially and adversely affect our cash flow and profitability. In addition to the uncertainty regarding how the new PRC resident enterprise classification for tax purposes may apply, it is also possible that the rules may change in the future, possibly with retroactive effect. For a detailed description of the potential government regulations facing the Company associated with our operations in Hong Kong, please refer to “Government and Industry Regulations–China”.

We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

On February 3, 2015, the State Administration of Taxation issued an Announcement on Several Issues Concerning Enterprise Income Tax on Income Arising from Indirect Transfers of Property by Non-PRC Resident Enterprises, or Announcement 7, with the same effective date. Under Announcement 7, an “indirect transfer” refers to a transaction where a non-resident enterprise transfers its equity interest and other similar interest in an offshore holding company, which directly or indirectly holds Chinese taxable assets (the assets of an “establishment or place” situated in China; real property situated in China and equity interest in Chinese resident enterprises) and any indirect transfer without reasonable commercial purposes are subject to the PRC taxation. In addition, Announcement 7 specifies the conditions under which an indirect transfer is deemed to lack a reasonable commercial purpose which include: (1) 75% or more of the value of the offshore holding company’s equity is derived from Chinese taxable assets, (2) anytime in the year prior to the occurrence of the indirect transfer of Chinese taxable assets, 90% or more of the total assets (excluding cash) of the offshore holding company are direct or indirect investments in China, or 90% or more of the revenue of the offshore holding company was sourced from China; (3) the functions performed and risks assumed by the offshore holding company(ies), although incorporated in an offshore jurisdiction to conform to the corporate law requirements there, are insufficient to substantiate their corporate existence and (4) the foreign income tax payable in respect of the indirect transfer is lower than the Chinese tax which would otherwise be payable in respect of the direct transfer if such transfer were treated as a direct transfer. As a result, gains derived from such indirect transfer will be subject to PRC enterprise income tax, currently at a tax rate of 10%.

Announcement 7 grants a safe harbor under certain qualifying circumstances, including transfers in the public securities market and certain intragroup restricting transactions, however, there is uncertainty as to the implementation of Announcement 7. For example, Announcement 7 requires the buyer to withhold the applicable taxes without specifying how to obtain the information necessary to calculate taxes and when the applicable tax shall be submitted. Announcement 7 may be determined by the tax authorities to be applicable to our offshore restructuring transactions or sale of the shares of our offshore subsidiaries where non-resident enterprises, being the transferors, were involved. Though Announcement 7 does not impose a mandatory obligation of filing the report of taxable events, the transferring party shall be subject to PRC withholding tax if the certain tax filing conditions are met. Non-filing may result in an administrative penalty varying from 50% to 300% of unpaid taxes. As a result, we and our non-resident enterprises in such transactions may become at risk of being subject to taxation under Announcement 7, and may be required to expend valuable resources to comply with Announcement 7 or to establish that we and our non-resident enterprises should not be taxed under Announcement 7, for any restructuring or disposal of shares of offshore subsidiaries, which may have a material adverse effect on our financial condition and results of operations.

PRC laws and regulations have established more complex procedures for certain acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

Further to the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rules, the Anti-monopoly Law of the PRC, the Rules of Ministry of Commerce on Implementation of Security Review System of Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated by MOFCOM or the MOFCOM Security Review Rules, was issued in August 2011, which established additional procedures and requirements that are expected to make merger and acquisition activities in China by foreign investors more time-consuming and complex, including requirements in some instances that MOFCOM be notified in advance of any change of control transaction in which a foreign investor takes control of a PRC enterprise, or that the approval from MOFCOM be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies. PRC laws and regulations also require certain merger and acquisition transactions to be subject to merger control review and or security review.

The MOFCOM Security Review Rules, effective from September 1, 2011, which implement the Notice of the General Office of the State Council on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated on February 3, 2011, further provide that, when deciding whether a specific merger or acquisition of a domestic enterprise by foreign investors is subject to the security review by MOFCOM, the principle of substance over form should be applied and foreign investors are prohibited from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through agreements control or offshore transactions.

Further, if the business of any target company that the combined company seeks to acquire falls into the scope of security review, the combined company may not be able to successfully acquire such company either by equity or asset acquisition, capital contribution or through any contractual agreements. The combined company may grow its business in part by acquiring other companies operating in its industry. Complying with the requirements of the relevant regulations to complete such transactions could be time consuming, and any required approval processes, including approval from MOFCOM, may delay or inhibit its ability to complete such transactions, which could affect our ability to maintain or expand our market share.

In addition, SAFE promulgated the Circular on the Settlement of Foreign Currency Capital of Foreign-invested Enterprises, or Circular 19, on June 1, 2015. Under Circular 19, registered capital of a foreign-invested company settled in RMB converted from foreign currencies may only be used within the business scope approved by the applicable governmental authority and the equity investments in the PRC made by the foreign-invested company shall be subject to the relevant laws and regulations about the foreign-invested company’s reinvestment in the PRC. In addition, foreign-invested companies cannot use such capital to make the investments in securities, and cannot use such capital to issue the entrusted RMB loans (except approved in its business scope), repay the RMB loans between the enterprises and the ones which have been transferred to the third party. Circular 19 may significantly limit our ability to effectively use the proceeds from future financing activities as the Chinese subsidiaries may not convert the funds received from us in foreign currencies into RMB, which may adversely affect their liquidity and our ability to fund and expand our business in the PRC.

SAFE issued the Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts (“Circular 16”), on June 9, 2016, which became effective simultaneously. Pursuant to Circular 16, enterprises registered in the PRC may also convert their foreign debts from foreign currency to RMB on a self-discretionary basis. Circular 16 provides an integrated standard for conversion of foreign exchange under capital account items (including but not limited to foreign currency capital and foreign debts) on a self-discretionary basis which applies to all enterprises registered in the PRC. Circular 16 reiterates the principle that RMB converted from foreign currency-denominated capital of a company may not be directly or indirectly used for purpose beyond its business scope or prohibited by PRC Laws or regulations, while such converted RMB shall not be utilized as loans to its non-affiliated entities. As Circular 16 is newly issued and SAFE has not provided detailed guidelines with respect to its interpretation or implementation, it is uncertain how these rules will be interpreted and implemented.

Failure to comply with PRC regulations regarding the registration requirements for employee stock ownership plans or share option plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

Pursuant to SAFE Circular 37, PRC residents who participate in share incentive plans in overseas non-publicly-listed companies may submit applications to SAFE or its local branches for the foreign exchange registration with respect to offshore special purpose companies. In the meantime, our directors, executive officers and other employees who are PRC citizens or who are non-PRC residents residing in the PRC for a continuous period of not less than one year, subject to limited exceptions, and who have been granted incentive share awards by us, may follow the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly-Listed Company, or 2012 SAFE notices, promulgated by the SAFE in 2012. Pursuant to the 2012 SAFE notices, PRC citizens and non-PRC citizens who reside in China for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be the PRC subsidiaries of such overseas listed company, and complete certain other procedures. In addition, an overseas entrusted institution must be retained to handle matters in connection with the exercise or sale of stock options and the purchase or sale of shares and interests. Our executive officers and other employees who are PRC citizens or who reside in the PRC for a continuous period of not less than one year and who have been granted options will be subject to these regulations. It is unclear if these regulations will be expanded to include Hong Kong residents or citizens. Failure to complete the SAFE registrations may subject them to fines, and legal sanctions and may also limit our ability to contribute additional capital into our Hong Kong subsidiaries and limit our Hong Kong subsidiaries’ ability to distribute dividends to us if Hong Kong residents or citizens are covered under these PRC regulations. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers and employees under PRC law.

The SAT has issued certain circulars concerning employee share options and restricted shares. Under these circulars, employees working in China who exercise share options or are granted restricted shares will be subject to PRC individual income tax. It is unclear whether these regulations will be expanded in the future to cover our employees in Hong Kong. Our Hong Kong subsidiaries may become obligated to file documents related to employee share options or restricted shares with relevant tax authorities and to withhold individual income taxes of those employees who exercise their share options. If our employees fail to pay or we fail to withhold their income taxes according to relevant laws and regulations, we may face sanctions imposed by the tax authorities or other PRC governmental authorities.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations and our reputation and could result in a loss of your investment in our shares, especially if such matter cannot be addressed and resolved favorably.

U.S. public companies that have substantially all of their operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting and reporting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company and our business. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we may have to expend significant resources to investigate such allegations and/or defend the Company. This situation may be a major distraction to our management. If such allegations are not proven to be groundless, our Company and business operations will be severely hampered and your investment in our stock could be rendered worthless.

In addition, major issues with other U.S. listed Chinese companies in the future, could have a negative effect on the value of your investment, even though the Company is not involved.

Substantially all of our assets and a majority of our officers and directors are located in Hong Kong. As a result, it may be difficult for stockholders to enforce any judgment obtained in the United States against us, our officers or directors, which may limit the remedies otherwise available to our stockholders.

Substantially all of our assets are located in Hong Kong. Moreover, a majority of our current directors and officers are Hong Kong nationals or are otherwise located in Hong Kong. All or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for our stockholders to effect service of process within the United States upon our subsidiaries or any individuals. In addition, there is uncertainty as to whether the courts of Hong Kong or the PRC would recognize or enforce judgments of U.S. courts obtained against us or our officers and/or directors predicated upon the civil liability provisions of Hong Kong against us or such persons predicated upon the securities laws of the United States or any state thereof. It is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the United States Federal securities laws or otherwise.

Risks Relating to Securities Markets and Investment in Our Stock

There is not now and there may not ever be an active market for our Common Stock. There are restrictions on the transferability of these securities.

Although our common stock is quoted on the OTCID market, the trading market is limited and there can be no assurance that an active and liquid public market will be sustained. Even if an active market develops for the shares, Rule 144, which provides for an exemption from the registration requirements under the Securities Act under certain conditions, requires, among other conditions, a holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act. There can be no assurance that we will fulfill any reporting requirements in the future under the Exchange Act or disseminate to the public any current financial or other information concerning us, as is required by Rule 144 as part of the conditions of its availability.

Our common stock is subject to the “penny stock” rules of the sec and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Under U.S. federal securities legislation, our common stock will constitute "penny stock". Penny stock is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor's account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

You may experience substantial dilution of your investment in our securities as a result of the potential conversion of certain outstanding preferred stock into shares of our common stock.

We have 200,000 shares issued and outstanding of Series A Convertible Preferred Stock which have potentially dilutive impacts on voting or beneficial ownership. Each one share of Series A Preferred Stock is entitled to convert 20,000 shares of Common Stock and vote 20,000 shares on matters submitted to a vote of our shareholders. ModuLink Inc., a British Virgin Islands corporation (“ModuLink BVI”), owns all 200,000 shares issued and outstanding Series A Convertible Preferred Stock. Our directors, TAM, Hin Wah Anthony, FU, Wah and AU-YEUNG, Sai Kit, holds 50%, 25% and 25% shareholding interests of ModuLink BVI, respectively. As a result, ModuLink BVI controls the voting power of approximately 50.19% of our common stock, as calculated on a fully diluted basis, as of the date of this Annual Report. If fully converted, the Series A Preferred Stock would result in the issuance of up to 4,000,000,000 additional shares of common stock, which could significantly dilute the interests of existing common shareholders, including their voting power and economic participation. Pursuant to the Share Exchange Agreement, the aggregate balances of 1,414,027,236 shares of common stock were issued to our directors, TAM, Hin Wah Anthony, FU, Wah and AU-YEUNG, Sai Kit. They will, in aggregate of shareholding interests through ModuLink BVI and personally, control approximately 67.93% of the voting power of our common stock, as calculated on a fully diluted basis.

The conversion of the Series A Convertible Preferred Stock and the concentration of voting power in a small group of shareholders could materially affect the influence of other shareholders, and any future issuance or conversion of these shares could result in further dilution.

We are a controlled company subject to the control of ModuLink BVI, and our directors, TAM, Hin Wah Anthony, FU, Wah and AU-YEUNG, Sai Kit, together with our other insiders beneficially own a significant portion of our stock, and accordingly, have control over stockholder matters, our business and management.

Under NASDAQ stock exchange rule 5615(c)(1), a “controlled company” is defined as a “company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company.” As of the date of this registration form, ModuLink BVI beneficially owns 200,000 shares of Series A Convertible Preferred Stock, or approximately 50.19% voting power of our shares of common stock, as calculated on a fully diluted basis. Our directors, TAM, Hin Wah Anthony, FU, Wah and AU-YEUNG, Sai Kit, holds 50%, 25% and 25% shareholding interests of ModuLink BVI respectively. Pursuant to the Share Exchange Agreement, the aggregate balances of 1,414,027,236 shares of common stock were issued to our directors, TAM, Hin Wah Anthony, FU, Wah and AU-YEUNG, Sai Kit. As a result, our directors beneficially own in aggregate through ModuLink BVI approximately 67.93% of the voting power of common stock, as calculated on a fully diluted basis. As a result, ModuLink BVI and our directors will have significant influence to:

•	Elect or defeat the election of our directors;
•	Amend or prevent amendment of our articles of incorporation or bylaws;
•	Effect or prevent a merger, sale of assets or other corporate transaction; and
•	Effect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by our management team, new investors may not be able to effect a change in our business or management, and therefore, shareholders would have no recourse as a result of decisions made by management. In addition, sales of significant amounts of shares held by our management team, or the prospect of these sales, could adversely affect the market price of our common stock. Our management team’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by the registration statement.

Secondary trading in common stock sold in the offering will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of our company.

Though not now, in the future we may become subject to Nevada's control share law. A corporation is subject to Nevada's control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a "controlling interest" which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors:

(i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder's shares.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and "interested stockholders" for three years after the "interested stockholder" first becomes an "interested stockholder," unless the corporation's board of directors approves the combination in advance. For purposes of Nevada law, an "interested stockholder" is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term "business combination" is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation's assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada's business combination law is to potentially discourage parties interested in taking control of our company from doing so if it cannot obtain the approval of our board of directors.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. Stockholders may never be able to sell shares when desired. Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

Our stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our Common Stock at a profit.

The market prices for our securities may be volatile and may fluctuate substantially due to many factors, including:

•	market conditions in the business marketing services and digital assets services sectors or the economy as a whole;
•	price and volume fluctuations in the overall stock market;
•	announcements of the introduction of new products and services by us or our competitors;
•	actual fluctuations in our quarterly operating results, and concerns by investors that such fluctuations may occur in the future;
•	deviations in our operating results from the estimates of securities analysts or other analyst comments;
•	additions or departures of key personnel;
•	legislation, including measures affecting e-commerce or infrastructure development; and
•	developments concerning current or future strategic collaborations.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We acknowledge the evolving nature of cyber threats to our business and industry. The Board oversees management’s processes for identifying and mitigating cybersecurity risks to help align our risk exposure with our strategic objectives. To that end, cybersecurity risk management is integrated into the Company's overall enterprise risk management function. The Company utilizes a combination of processes and systems designed to assess, monitor, and respond to organizational cybersecurity risks in an effective manner across our operations. The cybersecurity risk management program includes regular assessments, providing a holistic view of our risk posture; this contributes to the ongoing improvement of our process, cybersecurity program, and security position.

A. Governance

Understanding the importance of cybersecurity, the Board of Directors provides oversight of the Company’s cybersecurity risks and threats. The Board has delegated responsibility for the oversight of cybersecurity risk management to management, with day-to-day responsibility assigned to the Company’s IT Manager.

The Company’s information security program is led by the IT Manager, who is responsible for implementing and managing the Company’s enterprise-wide cybersecurity strategy, policies, standards, architecture, and processes. The IT Manager reports directly to the Chief Executive Officer.

The Board receives regular updates from management, including the IT Manager, regarding the Company’s cybersecurity and data privacy programs. These updates include discussions of key risks, risk management strategies, and program performance, supporting alignment of cybersecurity objectives with the Company’s overall business strategy.

B.    Key Program Components

Standards Based Program

We use our best efforts to align our cybersecurity risk management with industry best practices, including processes to prevent, identify, assess, treat, monitor, and report on organizational risks. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use our program utilizing tools as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. This covers Company owned and managed systems and technologies, along with those supplied to the organization by third parties.

Evolving Threats

The program utilizes various resources, inclusive of third-party partners, to support an awareness and understanding of evolving cybersecurity threats, allowing the organization to be actively engaged in understanding and staying abreast of risks, and thereby supporting informed decision-making.

Incident Response

Our strategy includes an incident response plan, designed to help the organization prepare for, respond to, and recover from confirmed or suspected cybersecurity or privacy incidents. Further, it evaluates and validates the effectiveness of our incident response capabilities, and allows for improvements as needed.

Data Privacy

During the course of normal business operations, the Company collects, stores, and processes personal data. Being cognizant of the importance of protecting personal data and respecting the rights of individuals to have control over their personal information, the organization implements a data privacy program designed to comply with the respective local. data privacy regulations and incorporates data privacy into its risk management program.

Training and Education

The Company mitigates risks by educating users on their role in combating security breaches, following good security practices, and maintaining awareness of security risks associated with their actions. This includes mandatory and optional activities inclusive of online training, presentations, newsletters, blog posts, and simulation exercises.

Use of Third Parties

Being cognizant of the complexity and dynamic nature of cybersecurity threats, the Company engages the services of various third-party experts, inclusive of managed security service providers, application and infrastructure cybersecurity assessors, consultants, and advisors. These engagements allow for the supplementing of our internal capabilities with specialized knowledge and expertise in the execution of cybersecurity strategic functions.

Third-Party Risks

Given that risks associated with third parties can adversely impact an organization’s overall security and risk posture, the Company implements a third-party risk management program to assess the security posture of third-party service providers. This includes security assessments prior to service engagement and ongoing monitoring.

Benchmarking

The Company understands that the effective management of cybersecurity risks requires continuous assessment and improvement. Security benchmarking is a critical component to assess how well our security investments and processes compare with internal and external standards and objectives.

C.     Management’s Role and Expertise

Primary responsibility for assessing, monitoring, and managing the Company’s cybersecurity risks currently rests with designated members of management. Key responsibilities include overseeing governance and compliance, risk management (including identification, assessment, and mitigation of risks), and security and privacy awareness programs.

In the absence of dedicated executive roles such as a Chief Information Officer, oversight of the Company’s overall technology strategy and cybersecurity function is currently performed by the Chief Executive Officer, who has relevant experience in technology and operational management. The cybersecurity function reports to and is overseen by the Chief Executive Officer.

The Company is in the process of evaluating the appointment of a Chief Technology Officer to further enhance its technology leadership and governance structure. Upon appointment, it is expected that responsibility for overseeing technology systems, services, and cybersecurity will transition to this role.

Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on the Company. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

Item 2. Properties.

Our corporate and executive office is located at Unit 2, Level 6, Westin Centre, 26 Hung To Road, Kwun Tong, Hong Kong, telephone number +1 888-493-8028. We are parties to an office service arrangement without a specified term at a monthly rate of $3,270 with AY Consulting Company, a sole proprietorship of Au-Yeung Sai Kit, our director.

We believe that our current facilities are adequate for our current needs. We expect to secure new facilities or expand existing facilities as necessary to support future growth. We believe that suitable additional space will be available on commercially reasonable terms as needed to accommodate our operations.

Item 3. Legal Proceedings.

We are not involved in any litigation that we believe could have a material adverse effect on our financial position or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers, threatened against or affecting our company or our officers or directors in their capacities as such.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

There is no established public trading market in our common stock, and a regular trading market may not develop, or if developed, may not be sustained. Our securities are quoted on the OTCID Basic Market under the symbol “MDLK”. As of March 24, 2026, the last closing price of our securities was $0.0007.

Quarterly period	High	Low
Fiscal year ended December 31, 2025:
Fourth Quarter	$0.0007	$0.0004
Third Quarter	$0.0006	$0.0003
Second Quarter	$0.0011	$0.0004
First Quarter	$0.0007	$0.0002

Fiscal year ended December 31, 2024:
Fourth Quarter	$0.0007	$0.0004
Third Quarter	$0.0010	$0.0004
Second Quarter	$0.0007	$0.0003
First Quarter	$0.0016	$0.0003

Holders

As of March 30, 2026, there were 3,969,933,920 shares of Common Stock outstanding and issuable held by approximately 66 record holders.

Dividends

We have never paid cash dividends on any of our capital stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not expect to pay any dividends on any of our capital stock in the foreseeable future.

Stock Not Registered Under the Securities Act; Rule 144 Eligibility

Our Common Stock has not been registered under the Securities Act. Accordingly, the shares of Common Stock issued and outstanding may not be resold absent registration under the Securities Act and applicable state securities laws or an available exemption thereunder.

Rule 144

Shares of our common stock that constitute “restricted securities” may be resold in the public market only if registered under the Securities Act or if an exemption from registration is available, such as Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

“Restricted securities,” as defined in Rule 144, are securities acquired in unregistered, private sales from the issuing company or from an affiliate of the issuer.

Rule 144 provides a safe harbor for the resale of restricted securities, subject to certain conditions, including holding period requirements, the availability of current public information about us, and, in the case of affiliates, limitations on the volume of shares that may be sold, the manner of sale, and notice requirements.

Affiliates

Under Rule 144, a person who is an affiliate of the Company, including our directors, executive officers, and significant stockholders, may sell shares of our common stock in the public market subject to certain limitations. These limitations include restrictions on the number of shares that may be sold during any three-month period, compliance with manner of sale requirements, and the filing of a notice on Form 144, as applicable. Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about us.

Non-Affiliates

For a person who has not been deemed to have been one of our affiliates at any time during the 90 days preceding a sale, sales of our shares of common stock held longer than six months, but less than one year, will be subject only to the current public information requirement and can be sold under Rule 144. A person who is not deemed to have been one of our affiliates at any time during the 90 days preceding a sale, and who has beneficially owned the shares proposed to be sold for at least one year, is entitled to sell the shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

Recent Sales of Unregistered Securities

On March 28, 2025, the Company entered into a Share Exchange Agreement (the “Share Exchange”) of all the issued and outstanding shares with the shareholders of ModuLink Investment Limited (hereafter referred to as, MIL), a British Virgin Islands limited liability company. MIL and its subsidiaries engage in the property development industry adopting modular construction technology by leveraging Modular Integrated Construction (MiC), Atmospheric Water Generators (AWG), and Internet of Things (IoT) technology enhanced by AI to redefine property development. Pursuant to the Share Exchange Agreement, the Company issued 2,356,712,066 shares of common stock, at a valuation of $0.0034 per share, in exchange for all the issued and outstanding shares with the shareholders of MIL. The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to the shareholders of MIL. The Share Exchange was consummated on May 1, 2025.

The foregoing description of the Share Exchange Agreement is qualified in its entirety by reference to the Share Exchange Agreement which is filed as Exhibit 10.5 to the Registration Statement on Form 10-12G/A filed with the Securities and Exchange Commission and is incorporated herein by reference.

Description of Registrant’s Securities to Be Registered

The following description summarizes the material terms of our capital stock as of the date of this annual report. Because it is only a summary, it does not contain all the information that may be important to you. For a complete description of our capital stock, you should refer to our Amended and Restated Articles of Incorporation and our Bylaws, and to the provisions of applicable Nevada law.

Common Stock

We are authorized to issue up to six billion (6,000,000,000) shares of common stock, par value $0.001. Each share of common stock entitles the holder to one (1) vote on each matter submitted to a vote of our shareholders, including the election of Directors. There is no cumulative voting. Subject to preferences that may be applicable to any outstanding preferred stock, our Shareholders are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors. Shareholders have no preemptive, conversion or other subscription rights. There are no redemption or sinking fund provisions related to the common stock. In the event of liquidation, dissolution or winding up of the Company, our Shareholders are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

Preferred Stock

We are authorized to issue up to ten million (10,000,000) shares of preferred stock, par value $0.001, issuable in one series as may be determined by the Board. Preferred Stock may be issued from time to time in one or more series as determined by the Board of Directors in its sole discretion. On October 3, 2017, the Board designated a class of Preferred Stock as the “Preferred A Stock,” par value $0.001, with 50,000 authorized shares, and a class of Preferred Stock as the “Preferred B Stock,” par value $0.001, with 5,000,000 authorized shares. On December 11, 2023, the Board increased the amount of preferred stock designated as Preferred A Stock from 50,000 authorized shares to 500,000 authorized shares with each one Preferred A Stock voting as 10,000 shares of common stock. Concurrently, therewith, the Board also eliminated the Preferred B Stock. On February 7, 2025, the Board amended and restated our Articles of Incorporation, which among other things, amended and restated the rights, preferences, privileges, powers and restrictions of the Preferred A Stock as set forth below and confirmed the cancellation of the Preferred B Stock.

Series A Convertible Preferred Stock

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

Redemption. The Corporation is not entitled to redeem shares of the Series A Convertible Preferred Stock.

Options

We have no options to purchase shares of our common stock or any other of our securities outstanding as of the date of this Annual Report.

Warrants

We have no warrants to purchase shares of our common stock or any other of our securities outstanding as of the date of this Annual Report.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We paid no dividends during the periods reported herein, nor do we anticipate declaring any dividends in the foreseeable future.

Transfer Agent and Registrar

VStock Transfer, LLC located at 18 Lafayette Place, Woodmere, New York 11598, telephone number (212) 828-8436, facsimile (646) 536-3179, serves as our stock transfer agent.

Anti-takeover Effects of Our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws

Our Amended and Restated Articles of Incorporation and Bylaws contain certain provisions that may have anti-takeover effects, making it more difficult for or preventing a third party from acquiring control of the Company or changing our board of directors and management. According to our bylaws and articles of incorporation, neither the holders of our common stock nor the holders of our preferred stock have cumulative voting rights in the election of our directors.

•	No Cumulative Voting. The Nevada Revised Statutes provide that stockholders are not entitled to the right to cumulate votes in the election of directors unless a corporation’s certificate of incorporation provides otherwise. Our Restated Articles of Incorporation and Bylaws do not provide for cumulative voting. The combination of the present ownership by a few stockholders of a significant portion of our issued and outstanding common stock and lack of cumulative voting makes it more difficult for other stockholders to replace our board of directors or for a third party to obtain control of the Company by replacing its board of directors.
•	Issuance of “Blank Check” Preferred Stock. Our board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of “blank check” preferred stock with rights and preferences, including voting rights, designated from time to time by our board of directors. The existence of authorized but unissued shares of preferred stock enables our board of directors to render more difficult or to discourage an attempt to obtain control of us by means of a merger, tender offer, proxy contest, or otherwise;
•	Bylaws Amendments Without Stockholder Approval. Our Amended and Restated Articles provide our directors with the power to adopt, amend or repeal our bylaws without stockholder approval except that the Board of Directors shall have no power to change the quorum for meetings of stockholders or of the Board of Directors or to change any provisions of the bylaws with respect to the removal of directors of the filling of vacancies in the Board resulting from the removal by the stockholders.
•	Broad Indemnity. We are permitted to indemnify directors and officers against losses that they may incur in investigations and legal proceedings resulting from their services to us, which may include services in connection with takeover defense measures. This provision may make it more difficult to remove directors and officers and delay a change in control of our management.

Anti-takeover Effects of Nevada Law

Business Combinations

The “business combination” provisions of Sections 78.411 to 78.444, inclusive, of the Nevada Revised Statutes, or NRS, generally prohibit a Nevada corporation with at least 200 stockholders from engaging in various “combination” transactions with any interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the transaction is approved by the board of directors prior to the date the interested stockholder obtained such status; and extends beyond the expiration of the three-year period, unless:

•	the transaction was approved by the board of directors prior to the person becoming an interested stockholder or is later approved by a majority of the voting power held by disinterested stockholders, or
•	if the consideration to be paid by the interested stockholder is at least equal to the highest of: (a) the highest price per share paid by the interested stockholder within the three years immediately preceding the date of the announcement of the combination or in the transaction in which it became an interested stockholder, whichever is higher, (b) the market value per share of common stock on the date of announcement of the combination and the date the interested stockholder acquired the shares, whichever is higher, or (c) for holders of preferred stock, the highest liquidation value of the preferred stock, if it is higher.

A “combination” is generally defined to include mergers or consolidations or any sale, lease exchange, mortgage, pledge, transfer or other disposition, in one transaction or a series of transactions, with an “interested stockholder” having: (a) an aggregate market value equal to 5% or more of the aggregate market value of the assets of the corporation, (b) an aggregate market value equal to 5% or more of the aggregate market value of all outstanding shares of the corporation, (c) 10% or more of the earning power or net income of the corporation, and (d) certain other transactions with an interested stockholder or an affiliate or associate of an interested stockholder.

In general, an “interested stockholder” is a person who, together with affiliates and associates, owns (or within three years, did own) 10% or more of a corporation’s voting stock. The statute could prohibit or delay mergers or other takeover or change in control attempts and, accordingly, may discourage attempts to acquire our company even though such a transaction may offer our stockholders the opportunity to sell their stock at a price above the prevailing market price.

Because we have less than 200 shareholders of record, these “business combination” provisions do not currently apply to us. Our Amended and Restated Articles of Incorporation state that we have elected not to be governed by the “business combination” provisions.

Control Share Acquisitions

The “control share” provisions of Sections 78.378 to 78.3793, inclusive, of the NRS apply to “issuing corporations,” which are Nevada corporations with at least 200 stockholders, including at least 100 stockholders of record who are Nevada residents, and which conduct business directly or indirectly in Nevada. The control share statute prohibits an acquirer, under certain circumstances, from voting its shares of a target corporation’s stock after crossing certain ownership threshold percentages, unless the acquirer obtains approval of the target corporation’s disinterested stockholders. The statute specifies three thresholds: one-fifth or more but less than one-third, one-third but less than a majority, and a majority or more, of the outstanding voting power. Generally, once an acquirer crosses one of the above thresholds, those shares in an offer or acquisition and acquired within 90 days thereof become “control shares” and such control shares are deprived of the right to vote until disinterested stockholders restore the right.

These provisions also provide that if control shares are accorded full voting rights and the acquiring person has acquired a majority or more of all voting power, all other stockholders who do not vote in favor of authorizing voting rights to the control shares are entitled to demand payment for the fair value of their shares in accordance with statutory procedures established for dissenters’ rights.

The effect of the Nevada control share statutes is that the acquiring person, and those acting in association with the acquiring person, will obtain only such voting rights in the control shares as are conferred by a resolution of the disinterested stockholders at an annual or special meeting. The Nevada control share law, if applicable, could have the effect of discouraging takeovers of our company.

A corporation may elect to not be governed by, or “opt out” of, the control share provisions by making an election in its articles of incorporation or bylaws, provided that the opt-out election must be in place on the 10th day following the date an acquiring person has acquired a controlling interest, that is, crossing any of the three thresholds described above. Our Amended and Restated Articles of Incorporation state that we have elected not to be governed by the “control share” provisions.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in the following discussion and throughout this Annual Report that are not historical in nature are “forward-looking statements.” You can identify forward-looking statements by the use of words such as “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Actual results could differ from those described in this Annual Report because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described under Item 1A “Risk Factors.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect actual outcomes. Please see “Forward Looking Statements” at the beginning of this Form 10.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information appearing elsewhere in this Form 10.

Overview

The Company is engaged in the business of property development by implementing modular integrated construction technology (“MiC”), embedded with our proprietary atmospheric water generators (“AWG”) and property management system by internet of things technology (“IoT”). We believe that these technologies support the development of sustainable and intelligent properties tailored for a varieties market, including residential, commercial, industrial, and remote or resource-scarce environments.

The Company is strategically positioned for growth by leveraging its integrated ecosystem that combines modular construction, clean energy solutions, water-from-air technologies, IoT-enabled smart living platforms, and AI-driven healthcare systems. Management expects increasing global demand for sustainable, technology-enabled communities to drive expansion across key markets, including Asia and Australia. The Company’s approach of integrating hardware and software into a unified platform enables more efficient construction, reduced resource consumption, and enhanced quality of life for residents. Strategic collaborations with industry partners in robotics, construction, and green technologies are expected to further accelerate deployment capabilities and support scalable growth across residential, healthcare, and senior living sectors.

Looking ahead, the Company anticipates that its proprietary innovations—such as air-to-water generation systems and AI-powered assisted living solutions—will create new revenue opportunities through both project-based deployments and recurring SaaS-driven models. The planned rollout of next-generation products, including household water generation systems and expanded IoT platforms, is expected to strengthen market positioning and diversify revenue streams. Management believes that its focus on cost efficiency, sustainability, and rapid deployment provides a competitive advantage as regulatory requirements and consumer preferences increasingly favor environmentally responsible solutions. While the Company remains subject to execution risks, including market adoption, capital requirements, and technological development timelines, it is committed to disciplined growth, strategic investment, and operational scalability to enhance long-term shareholder value.

We are at a development stage company and during the years ended December 31, 2025 and 2024, the Company derived revenue primarily from modular building construction and design services business. We reported a net loss of $1,270,120 and $283,378 for the years ended December 31, 2025 and 2024, respectively. We had current assets of $616,427 and current liabilities of $729,388 as of December 31, 2025. As of December 31, 2024, our current assets and current liabilities were $1,030,614 and $904,610, respectively. We had net cash used in operating activities of $1,236,551 for the year ended December 31, 2025 and net cash used in operating activities of $345,193 for the year ended December 31, 2024. As at December 31, 2025 and 2024, we had accumulated deficit of $4,119,851 and $2,849,731, respectively.

Our financial statements for the years ended December 31, 2025 and 2024 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders and Zenith (Hong Kong) as more fully described in the sub-section entitled “Going Concern” below. The Company plans to secure additional funding to support its current operations, expected future growth and strategic objectives. Management is actively pursuing financing opportunities through debt and equity transactions, as well as exploring new development projects and accelerating the commercialization of its products. If successfully executed, these initiatives are expected to generate positive operating cash flows and improve the Company’s financial position.

Based on management’s current estimates, the Company believes that, assuming continued financial support from officers, directors and existing shareholders, continued forbearance from Zenith (HK), and/or the successful completion of additional financing, it may have sufficient liquidity to meet its obligations and fund its operations for at least the next twelve months. However, there can be no assurance that such support, forbearance or financing will continue to be available on acceptable terms, or at all, and these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Proposed Acquisition of ASA Robotics Limited

On January 26, 2026, the Company entered into a definitive Share Purchase Agreement to acquire a 60% equity interest in ASA Robotics Limited (“ASA”), a Hong Kong-based robotics and intelligent automation company. The acquisition will be completed through the issuance of 6,500 shares of the Company’s preferred stock, representing total consideration of approximately HKD 5,000,000 (approximately USD 641,026), subject to customary closing conditions.

The transaction was originally expected to close on or before February 28, 2026. On February 27, 2026, the parties mutually agreed to extend the anticipated closing date to allow additional time to complete certain capital restructuring and governance arrangements relating to ASA. The Company expects to complete the acquisition as soon as practicable.

As of the date of issuance of these financial statements, the transaction has not yet closed. Accordingly, no amounts related to the proposed acquisition have been recognized in the accompanying consolidated financial statements. The proposed acquisition represents a non-recognized subsequent event.

The Company is progressing with its proposed acquisition of a 60% equity interest in Asa Robotics Limited (“ASA”), a Hong Kong–based artificial intelligence and robotics company focused on elderly care and healthcare applications. Management believes this acquisition represents a strategic step in expanding the Company’s capabilities in AI-enabled solutions within healthcare and institutional environments. ASA has demonstrated practical deployment of its technologies across multiple public and private hospitals in Hong Kong, including applications in geriatric care, patient support, inventory digitization, and workflow optimization. Its product portfolio, including AI-powered companion and monitoring systems, supports improved patient safety, operational efficiency, and quality of care, particularly for elderly populations. The integration of ASA’s technologies is expected to complement the Company’s existing ecosystem of smart living, modular construction, and IoT-enabled solutions, further strengthening its position in the development of technology-enabled communities and healthcare infrastructure.

The parties have mutually agreed to extend the expected completion timeline to allow for the finalization of certain capital restructuring matters and the establishment of an optimized governance framework for ASA. Management believes that completing these steps prior to closing will strengthen ASA’s shareholder structure and support long-term strategic alignment, including the involvement of an institutional and technology-focused minority investor. While the timing of completion may extend beyond initial expectations, the Company remains committed to consummating the transaction as soon as practicable, subject to customary closing conditions and regulatory approvals. Upon completion, management anticipates that ASA’s established deployments and ongoing institutional engagements will provide a foundation for future expansion into hospitals, elderly care facilities, and other healthcare-related environments, as well as potential entry into selected overseas markets, thereby contributing to the Company’s long-term growth strategy.

Results of Operations for the Year Ended December 31, 2025 and 2024

Comparison of the fiscal years ended December 31, 2025 and 2024

The following table sets forth certain operational data for the years indicated:

	Years Ended December 31,
	2025	2024
Revenues:
Design and build services	$1,065,210	$114,482
Project design and management services	217,949	294,860
Sales of goods	11,390	–
Total revenue	1,294,549	409,342
Cost of services	(1,226,786)	(349,179)
Gross profit	67,763	60,163
Operating expenses:
General and administrative expenses	(1,304,707)	(298,675)
Loss from operation	(1,236,944)	(238,512)
Other expenses, net	(2,552)	(7,185)
Sharing of associate loss	(30,624)	–
Loss before income taxes	(1,270,120)	(245,697
Income tax expense	–	(37,681)
Net loss	$(1,270,120)	$(283,378)

Revenue

During the year ended December 31, 2025 and 2024, the following customers accounted for 10% or more of our total net revenues.

	Year ended December 31, 2025
Customer	Revenues	Percentage of revenues
An individual customer based in Hong Kong	$1,065,210	82%
Zenith (HK) Engineering Limited	217,949	17%
Total:	$1,283,159	99%

	Year ended December 31, 2024
Customer	Revenues	Percentage of revenues
CRCC - Kwan Lee - Paul Y. JV	$114,482	28%
Zenith (HK) Engineering Limited	294,860	72%
Total:	$409,342	100%

The significant increase in revenue to $1,294,549 in 2025 from $409,342 in 2024 by approximately 216% was primarily attributable to revenue contributions from the new design and build services project provided to an individual customer in Hong Kong. In August 2024, we entered into a design services management agreement with Zenith (HK) for a total contract sum of HK$4,000,000 (approximately $513,000). Under this agreement, we provided technical design manpower services for the Sheung Shui Town Lot No. 263 (F0874), Kwu Tung North Podium and Tower project. Our scope of work included deploying skilled technical personnel to support design development, project planning, coordination activities, and close collaboration with Zenith HK’s internal team. This engagement marked a strategic shift toward service-based offerings that leverage our technical expertise while requiring less capital investment than traditional design and build contracts. The project was completed as scheduled in June 2025. In contrast, the corresponding period in 2024 reflected lower revenue following the completion of our design and build project with CRCC – Kwan Lee – Paul Y. JV in early 2024, after which the Company did not secure any new contracts in this service segment for the remainder of that year.

Looking ahead, the Company intends to focus on design and project management services for future developments, particularly in overseas markets. Unlike the design and build model, which typically involves obtaining multiple licenses, permits, and regulatory approvals that may vary significantly across jurisdictions, our design and project management approach enables us to leverage our core competencies while minimizing regulatory complexity and operational risk. This strategic shift is expected to enhance agility, reduce capital intensity, and position the Company for more sustainable growth in diverse international markets.

Revenue from design and build services is recognized over time using the cost-to-cost method to measure progress toward fulfilling our performance obligations.

Cost of Revenue

Cost of services were $1,226,786 and $349,179 for the year ended December 31, 2025 and 2024, respectively The increase was directly attributable to the commencement and execution of new projects during the year, and is consistent with the corresponding growth in revenue. The higher costs primarily reflect the deployment of additional resources, including labor and subcontracted services, to support the expanded scope of operations across both our Design and Build Services and Project Design and Management Services segments.

Gross Profit

We recorded gross profit of $67,763 and $60,163 for the years ended December 31, 2025 and 2024, respectively. The increase in gross profit was attributable to revenue contributions from a new design and build services project provided to an individual customer in Hong Kong.

General and administrative expenses (“G&A expenses”)

General and administrative expenses were $1,304,707 for the year ended December 31, 2025, compared to $298,675 for the year ended December 31, 2024. These expenses primarily include advertising and marketing expenses, business development, professional and consultancy fees, personnel related expenses, as well as costs incurred in connection with general operations of the Company. The significant increase in general and administrative expenses during the current period was primarily driven by the continued expansion of our subsidiaries, which resulted in higher operational and staffing costs. Additionally, the Company incurred substantial professional fees related to the business combination process, including legal, advisory, and due diligence expenses. These investments reflect the Company’s strategic efforts to support growth initiatives and strengthen its operational infrastructure.

Income Tax Expense

We incurred income tax expense of $Nil and $37,681 during the years ended December 31, 2025 and 2024, respectively. Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. No income tax has been provided for the year ended December 31, 2025 as the group entities incurred tax losses for the tax year. The income tax expense incurred in 2024 was Hong Kong profits tax in which the subsidiaries are subject to the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits derived from operations in Hong Kong, after deducting a tax concession for the tax year.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the years ended December 31, 2025 and 2024.

	Years ended December 31,
	2025	2024
Net cash used in operating activities	$(1,236,551)	$(345,193)
Net cash used in investing activities	$(54,865)	$(25,658)
Net cash provided by financing activities	$1,062,075	$392,509

Net Cash Used In Operating Activities

For the year ended December 31, 2025, net cash used in operating activities was $1,236,551, primarily consisting of a net loss of $1,270,120, an increase in amount due from an associate of $156,389, an increase in amount due from related companies of $58,219, a decrease in accrued expenses and other payables of $237,118. These were partially offset by a decrease in contract assets of $301,502, decrease in prepaid expenses and other current assets of $32,175 and decrease in contract liabilities of $37,529.

For the year ended December 31, 2024, net cash used in operating activities was $345,193, primarily consisting of a net loss of $245,697, decrease in amount due to related companies of $415,548, with were partly offset by decrease in prepaid expenses and other current assets of $97,930 and increase in contract liabilities of $149,571.

Net Cash Used In Investing Activities

For the year ended December 31, 2025, net cash used in investing activities was $54,865, which mainly consisted of purchase of equipment of $36,788 and prepayment for mouldings of $18,077.

For the year ended December 31, 2024, net cash used in investing activities was $25,658, which mainly consisted of purchase of equipment of $25,655.

Net Cash Provided by Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities totaled $1,062,075, mainly due to proceeds from share issuance of $1,069,230.

For the year ended December 31, 2024, net cash provided by financing activities was $392,509, which consisted of proceeds from share issuance in a subsidiary of $542,308 with offset by the loan of $149,799 advanced to an independent property development entity based in Canada.

Working Capital

As of December 31, 2025 and 2024, our cash and cash equivalents amounted to $152,786 and $382,127 and our working capital was deficit of $112,961 and surplus of $126,004, respectively.

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

Going Concern

Our ability to continue as a going concern is dependent upon, among other things, improving operating performance, obtaining additional capital, and continuing to receive financial support from our officers, directors, existing shareholders and other related parties. Our sources of capital have historically included the sale of equity securities, including common stock sold in private transactions, and short-term and long-term indebtedness. We expect that additional capital will be required to fund our operations and execute our business plan. Although management is actively pursuing external financing and believes that existing shareholders, officers and directors may continue to provide support, there can be no assurance that any such financing or support will be available on acceptable terms, in a timely manner, or at all. The Company currently relies on funding provided by officers and directors to support ongoing operating activities, and management has also considered the continued forbearance of Zenith (HK) with respect to the repayment of the notes described below. Accordingly, management believes that the Company may be able to continue funding its current level of operations for the next 12 months only if such support, forbearance and/or additional financing continue. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We were indebted to Zenith (HK) in the approximate amount of $132,260 as of December 31, 2025. Pursuant to the Stock Purchase Agreement dated January 22, 2025, the two convertible promissory notes were purchased and assigned to Zenith (HK) on January 30, 2025. On February 28, 2025, Zenith (HK) waived all rights to convert the outstanding principal amount and any accrued but unpaid interest under the two convertible promissory notes into equity securities of the Company. Both notes are due and payable. Although Zenith (HK) has indicated a willingness to work with the Company regarding repayment of such indebtedness, there is no binding commitment requiring Zenith (HK) to continue such forbearance, and the Company does not expect to generate sufficient cash flow from operations to repay these notes within the next twenty-four months. If Zenith (HK) were to demand repayment before the Company secures additional financing or achieves improved operating cash flow, the Company’s ability to implement its business plan and continue operations could be materially adversely affected.

We require additional funding to meet our ongoing obligations, support anticipated operating losses, and execute our business plan. Our ability to continue as a going concern is dependent on our ability to raise additional capital and, over time, achieve profitable operations and positive cash flow. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty, including adjustments to the recoverability and classification of recorded assets and liabilities.

We expect to continue incurring business development, sales and marketing, professional, administrative, public company compliance and other operating expenses. As a result, we will require additional funding and expect to seek such capital through equity financings, debt financings, and advances or other support from related parties. If we are unable to obtain additional financing or continued related-party support, we may be required to delay or reduce the scope of our business development activities, curtail planned expansion initiatives, or take other measures to conserve liquidity, any of which could materially adversely affect our business, financial condition and results of operations. Additional funding may not be available on favorable terms, in sufficient amounts, or at all.

If we are unable to raise additional funds or otherwise obtain sufficient liquidity to support operations, we may be required to significantly curtail or discontinue our operations, and investors in our common stock could lose all or a substantial portion of their investment.

Material Cash Requirements

We incurred loss of $1,270,120 for the year ended December 31, 2025 and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2026 to be significantly higher than 2025. As of December 31, 2025, we had an accumulated deficit of $4,119,851. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders and external financing in the next 12 - 18 months.

We had the following contractual obligations and commercial commitments as of December 31, 2025:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Account payables	33,461	36,461	–	–	–
Accrued expenses	82,880	82,880	–	–	–
Contract liabilities	187,100	187,100	–	–	–
Tax liabilities	55,500	55,500	–	–	–
Amount due to related companies	227,801	227,801	–	–	–
Amount due to directors	10,386	10,386	–	–	–
Notes payable	132,260	132,260	–	–	–

Total obligations	729,388	729,388	–	–	–

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than the corporate guarantee provided by its subsidiary in connection with general banking facilities granted to both the subsidiary and a related company wholly owned by Mr. Tam Hin Wah Anthony. The maximum exposure under this guarantee is approximately $1.91 million.

This guarantee represents a contingent liability. The Company may be required to perform under the guarantee if the related company defaults on its obligations to the lending bank. No liability has been recognized in the consolidated financial statements, as management currently believes that payment under the guarantee is not probable.

Management monitors the financial condition of the related company, but there can be no assurance that the guarantee will not be called in the future. If the guarantee is triggered, it could have a material adverse effect on the Company’s financial condition, liquidity, and results of operations.

Critical Accounting Policies and Estimates.

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

The consolidated financial statements include the financial statements of ModuLink Inc., ModuLink Investment Limited and its subsidiaries and associated company for which it is the primary beneficiary. Upon making this determination, the Company is deemed to be the primary beneficiary of these entities, which are then required to be consolidated for financial reporting purpose. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

The Company derives a significant portion of revenues from contracts with its customers during the years ended December 31, 2025 and 2024, predominantly by performing design and building services and project design and management services for both public and private projects, with an emphasis on commercial and residential developments.

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

The Company acts as the principal in all of its revenue arrangements, as it controls the goods or services before transfer to the customer and is primarily responsible for fulfilling the contractual obligations.

Design and building services

Revenues derived from design and building services are recognized over time by using the cost-to-cost method to measure the progress towards the completion of the performance obligation as the customer simultaneously receives and consumes the benefits from the services rendered by the Company as the Company satisfies its performance obligations by transferring control of the asset created or enhanced by the project to the customer. The contracts for design and building services are legally enforceable and binding agreements between the Company and customers. Recognition of revenues for construction projects requires significant judgment by management, including, among other things, estimating total costs expected to be incurred to complete a project and measuring progress toward completion. Management reviews contract estimates regularly to assess revisions of estimated costs to complete a project and for measurement of progress toward completion. No material adjustments to a contract were noted in the fiscal years ended December 31, 2025 and 2024.

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

Revenue in excess of billings on the contracts is recorded as costs and estimated earnings in excess of billings. Billings in excess of revenues recognized on the contracts are recorded as deferred revenue until the above revenue recognition criteria are met. Recognition of accounts receivable and costs and estimated earnings in excess of billings are stated set out in Note 2(I) of ModuLink Inc. of notes to consolidated financial statements for the years ended December 31, 2025 and 2024.

If at any time the costs to complete the contract are estimated to exceed the remaining amount of the consideration under the contract, then a provision is recognized.

Project design and management services

Revenues derived from design and management services are recognized over time by output method based on milestones reached as certified by engineer to measure the progress towards the completion of the performance obligation as the customer simultaneously receives and consumes the benefits from the services rendered by the Company. The contracts for project design and management services are legally enforceable and binding agreements between the Company and customers.

Sales of Goods

Revenues from the sale of goods are recognized at a point in time when control of the goods is transferred to the customer, which generally occurs upon delivery and acceptance of the goods, in accordance with the terms of the underlying contract.

The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for transferring the goods, net of any discounts, rebates, returns, and value-added taxes.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended December 31, 2025 and 2024.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Year-end HKD:US$ exchange rate	0.1282	0.1282
Average HKD:US$ exchange rate	0.1282	0.1282

•	Comprehensive income

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

•	Segment Reporting

We currently operate in a single operating segment and a single reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is fulfilled by our Chief Executive Officer, in deciding how to allocate resources and assess performance. Our Chief Executive Officer allocates resources and evaluates performance primarily based on financial information for this segment. Other activities, such as the sale of goods, are currently immaterial and do not meet the quantitative thresholds for separate segment reporting. Accordingly, all required financial segment information is presented in the consolidated financial statements, and the Company will reassess segment reporting if other activities become material in future periods.

•	Recent accounting pronouncements

Public companies in the United States are subject to the accounting and reporting requirements of various authorities, including FASB and the SEC.

On December 14, 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” related to improvements to income tax disclosures. The amendments in this update require enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. The Company adopted this standard effective January 1, 2025 on a retrospective basis, applying the new disclosure requirements to all periods presented. The adoption resulted in additional disclosures in the income tax footnote but did not impact the Company’s consolidated financial position, results of operations, or cash flows.

On November 27, 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which requires public entities to consider relevant qualitative and quantitative factors when determining whether segment expense categories and amounts are significant, and identify segment expenses on the basis of amounts that are regularly provided to the CODM, and included in reported segment profit or loss. The ASU is effective for fiscal years beginning after Dec. 15, 2023, and interim periods within fiscal years beginning after Dec. 15, 2024. The Company adopted this standard effective January 1, 2024, applying it retrospectively to all periods presented. As the Company has one reportable segment, the adoption had no material impact on the Company’s financial statements, but resulted in additional expense disclosures and reconciliations in the financial statement footnotes.

In November 2024, the FASB issued ASU 2024-03 (“ASU 2024-03”), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The prescribed categories include purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. This authoritative guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect of this new guidance on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this Update provide (1) guidance on measuring expected credit losses using a probabilistic method and (2) a practical expedient for all entities that simplifies the estimation of expected credit losses for current trade accounts receivable and contract assets arising from revenue transactions. The Update is effective for public business entities for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted this ASU effective for the fiscal year beginning January 1, 2025. The Company has elected the practical expedient provided therein. Accordingly, the Company’s estimate of expected credit losses on its trade accounts receivable and other receivables is now based solely on historical loss experience and current asset-specific conditions. This change has been applied retrospectively as of the beginning of the annual period of adoption. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which removes all references to software development project stages. The ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. Upon adoption, the guidance can be applied prospectively, retrospectively, or with a modified transition approach. The Company is currently evaluating the impact that ASU 2025-06 will have on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which is intended to improve navigability of the guidance in Topic 270, Interim Reporting, and clarify when it applies. The ASU also addresses the form and content of such financial statements and interim disclosure requirements and establishes a principle under which an entity must disclose events from the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that ASU 2025-11 will have on its consolidated financial statements and related disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.  Financial Statements and Supplementary Data.

See Item 15 – Exhibits, Financial Statement Schedules of Part IV of this Annual Report on Form 10-K. The consolidated financial statements and the Report of Independent Registered Certified Public Accounting Firm thereon are filed and included in this report in Item 15 – Exhibits, Financial Statement Schedules beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of December 31, 2025.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Annual Report On Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. In performing this evaluation, management considered the Company’s current governance structure, including the size of the organization and the limited segregation of duties that exists due to its stage of development.

Despite these governance limitations, management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025, in ensuring that information required to be disclosed in the reports filed with the SEC is recorded, processed, summarized, and reported within the time periods specified by the SEC rules and forms. This conclusion is based on the implementation of compensating controls, including oversight by senior management, regular review of key financial data, review and approval procedures for all SEC filings, and monitoring of significant transactions and estimates.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) during 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the year ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

As of the date of this report, the Company has not yet adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the issuer’s securities by directors, officers and employees, or the issuer itself. This is primarily due to the Company’s current stage of development and historically limited trading activity in its securities. However, the Company has historically maintained internal practices and controls designed to prevent the misuse of material nonpublic information. The issuer recently acquired a new operating business and hopes to adopt such a policy as its business stabilizes.

The Company is in the process of formalizing such policies to align with applicable U.S. securities laws and disclosure requirements. The Company expects to adopt a formal insider trading policy and procedures no later than Q2 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below are the present directors, director nominees and executive officers of the Company. There are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Position
TAM, Hin Wah Anthony (“Anthony Tam”)	58	Chairman of the Board
FU, Wah (“William Fu”)	57	Director and Chief Executive Officer
AU-YEUNG Sai Kit (“Alex Au Yeung”)	47	Director, Chief Financial Officer and Secretary
WONG, Ho Man Alex (“Alex Wong”)	70	Non-Executive Director
FUNG, Kwai Kin (‘KK Fung”)	76	Non-Executive Director

Anthony Tam – Founder & Chairman.

Mr. Tam was appointed Chairman of the Board on February 10, 2025. He has over 30 years of experience in the construction industry. In 2016, he founded Zenith (PMS) Limited and its subsidiaries, a specialized façade design and build contracting company. Since its founding, Mr. Tam has served as the controlling shareholder and director of Zenith (PMS) Limited.

In 2014, Mr. Tam also served as the Director of Singyes MRW JV Co., Ltd., where he led the Xiqu Centre Project until mid-2016. Located in Hong Kong, the Xiqu Centre is a prestigious cultural landmark celebrating traditional Chinese opera. Under his leadership, the project achieved significant milestones, cementing its architectural and cultural prominence.

Mr. Tam has extensive expertise in project management and specializes in a diverse range of project types, including Infrastructure, Foundation, Geotechnical, Building Construction, Architectural Builder’s Work and Finishes (ABWF), Fit-out, Architectural Facades, and Modular Integrated Construction (MiC). Recently, he has concentrated on fast-track project management, delivering successful outcomes in Macao, Abu Dhabi, Dubai, and Papua New Guinea. He has also cultivated strong relationships with experts and material suppliers across the PRC, North America, and UAE.

Mr. Tam earned his First degree from Mohawk College in 1990 and later completed his Master’s degree in Business Administration at Preston University in 2008. His comprehensive knowledge of international construction project management provides invaluable insight and leadership to the Board.

William Fu – Director and Chief Executive Officer.

Mr. William Fu was appointed as our Director and Chief Executive Officer on February 10, 2025. He is a seasoned technopreneur with over 30 years of combined experience in managerial leadership and technology development. Mr. Fu possesses extensive expertise in integrated supply chain management, Microsoft licensing programs, and the development of advanced technologies across power systems, IoT, smart city solutions, and atmospheric water harvesting.

Since 2022, Mr. Fu has also served as the CEO and Director of Leidenford Limited, a company dedicated to the research and development of aqua technologies. From December 2021 to April 2024, he held the roles of CEO, Director, CFO, and Secretary at King Resources Inc., a company listed on the OTC Markets (KRFG:OTCID). Prior to that, Mr. Fu founded and led PowerTech Corporation Ltd. in 2014, Hong Kong, where he built a research and development team focused on high-efficiency, high-power-density AC/DC power solutions utilizing GaN and proprietary power conversion technologies. PowerTech Corporation Ltd. was acquired by King Resources Inc. in December 2021.

Mr. Fu has also been actively engaged in cutting-edge research, including a project on indoor location and object tracking. In 2017, he filed a patent for a “Position Estimating Lighting System and Position Estimating Method.” Mr. Fu brings to the board his deep experience with smart city infrastructure and IoT applications.

Mr. Fu holds a Master’s degree in Technology Management from the Hong Kong University of Science and Technology (2005) and a Bachelor’s degree in Business Administration from the University of Ottawa (1999).

Alex Au Yeung – Director, Chief Financial Officer and Secretary

Mr. Au Yeung was appointed to serve as our Director, Chief Financial Officer and Secretary on February 10, 2025. He has over 25 years of experience as a finance professional, with a distinguished career that includes leadership roles in publicly listed companies in Hong Kong and Australia. His professional background reflects deep expertise in financial management, accounting, and banking.

From September 2001 to October 2008, he began his career at Deloitte Touche Tohmatsu, where he gained extensive experience in audit and assurance services. He then worked at Standard Chartered Bank that further strengthening his capabilities in the banking sector from November 2008 to November 2009. Mr. Au Yeung has been the group financial controller in several multinational enterprises, including Brockman Mining Limited (listed on both the Hong Kong Stock Exchange and the Australian Securities Exchange) from December 2009 to January 2013, and Hargreaves Industrial Services (HK) Limited, a subsidiary of a UK-listed company, from February 2013 to July 2013. From November 2013 to August 2017, he served as the group financial controller with the Marga Group, an international business syndicate focused on real estate development and telecommunications in Myanmar, where he played a strategic role in financial planning and execution. Since September 2017, Mr. Au Yeung has worked with AY Consulting Services Company, a sole proprietorship he established in Hong Kong that offers expert funding, accounting, incorporation and advisory solutions to help businesses grow efficiently across Hong Kong, Singapore, United Kingdom, Japan and Australia.

Mr. Au Yeung is an associate member of the Hong Kong Institute of Certified Public Accountants (HKICPA), the Institute of Singapore Chartered Accountants (ISCA), and CPA Australia. Mr. Yeung brings to the board his deep audit, accounting and financial management experience with publicly listed companies.

Alex Wong – Non-Executive Director

Mr. Wong was appointed to serve on our board of directors on February 10, 2025. Mr. Wong is a seasoned civil engineer with over 45 years of experience in the property development and construction industries across China, Hong Kong and Myanmar. Throughout his career, Mr. Wong has held senior leadership roles at several prominent property development and construction companies. From 2003 to 2008, Mr. Wong served as Deputy Secretary General of the Hong Kong Construction Association, where he represented the industry in engagements with the Hong Kong Government on matters related to legislation, regulatory policy, and labor welfare. From 2008 to 2013, he initially served as General Manager and was promoted as Project Director with a focus on China market at Shui On Land Limited (HKEX: 0272), a publicly listed real estate development company in Hong Kong. Among his significant accomplishments, Mr. Wong led a 50-hectare mixed-use urban redevelopment project in Foshan, China, with a total investment of approximately USD 3.8 billion and a gross floor area of 1.5 million square meters. From 2013 to 2015, Mr. Wong joined Marga Landmark Development Co. Ltd. as Project Director of an estate development project in downtown Yangon, Myanmar. His expertise spans large-scale project development and management in a diverse range of sectors, including hospitality, commercial real estate, and community infrastructure. Mr. Wong retired in late 2015 and did not hold any directorship positions until joining our Company.

He obtained his Bachelor’s degree in Applied Science and in civil engineering from the University of Toronto Canada in 1978. Mr. Wong brings to the Board extensive technical knowledge, strategic insight, and international experience in both developed and emerging markets, particularly in the fields of property development and project management.

KK Fung – Non- Executive Director

Mr. Fung was appointed to serve on our board of directors on February 10, 2025. Mr. Fung received his bachelor’s degree in electrical engineering in 1972, a master’s degree in industrial engineering in 1981 and a master’s degree in business administration in 1988 from the University of Hong Kong. He also holds a master’s degree in arbitration & dispute resolution from the City University of Hong Kong in 2001. In relation to the construction industry practices, he also holds the following memberships:

-	A member of the Hong Kong Institution of Engineers
-	A fellow of the Chartered Institution of Building Services Engineers, U.K., since 2006 and currently a retired member
-	A fellow of the Chartered Institution of Arbitrators, U.K., since 2001 and currently a retired member

He has over 50 years of extensive working experiences in electrical and mechanical aspect of construction industry, he led sizable projects, namely, Ocean Park, Hong Kong Jockey Club Shatin Grandstand Extension and Club House, Ma On Shan Rail Stations in Hong Kong and 8-acre renowned property development in Yangon. He held senior management positions of international property development companies, namely Swire Construction Services Ltd., Swire Properties Projects Limited, and prestige listed groups in Hong Kong, namely Shui On Construction Co. Ltd. and Paul Y. (E&M) Contractors Ltd. in his earlier stage of career. From 2014 to 2017, Mr. Fung was a technical director of Marga Landmark Development Co. Ltd., a property developer in the development of an 8-acre commercial and residential complex in Yangon. Since 2017, Mr. Fung has worked as a technical director in a private service company focusing on plumbing projects. Mr. Fung brings to the Board his broad expertise and connections in the construction industry and management in listed companies.

Family Relationships

There is no family relationship between any director, executive officer or person nominated to become a director or executive officer.

Involvement in Certain Legal Proceedings

No executive officer or director is a party in a legal proceeding adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

No executive officer or director has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

•	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Composition of our Board of Directors

Our Bylaws provide that the size of our board of directors may be determined from time to time by resolution of our board of directors or our stockholders. Currently, we have five (5) directors. Our Bylaws may be amended, altered or repealed by our Board of Directors and shareholders holding a majority of our shares.

Our Bylaws also provide that our directors may be removed with or without cause if the votes cast to removal him exceeds the votes cast against removal. An election of our directors by our stockholders will be determined by a plurality of the votes cast by the stockholders entitled to vote on the election.

Our current and future executive officers and significant employees serve at the discretion of our board of directors. Our board of directors may also choose to form certain committees, such as a compensation and an audit committee.

Item 11. Executive Compensation.

Compensation Philosophy and Objectives

Our executive compensation philosophy is to create a long-term direct relationship between pay and our performance. Our executive compensation program is designed to provide a balanced total compensation package over the executive’s career with us. The compensation program objectives are to attract, motivate and retain the qualified executives that help ensure our future success, to provide incentives for increasing our profits by awarding executives when corporate goals are achieved and to align the interests of executives and long-term stockholders. The compensation package of our named executive officers consists of two main elements:

1.	base salary for our executives that is competitive relative to the market, and that reflects individual performance, retention and other relevant considerations; and

2.	discretionary bonus awards payable in cash and tied to the satisfaction of corporate objectives.

Process for Setting Executive Compensation

Until such time as we establish a Compensation Committee, our Board is responsible for developing and overseeing the implementation of our philosophy with respect to the compensation of executives and for monitoring the implementation and results of the compensation philosophy to ensure compensation remains competitive, creates proper incentives to enhance stockholder value and rewards superior performance. We expect to annually review and approve for each named executive officer, and particularly with regard to the Chief Executive Officer, all components of the executive’s compensation. We process and factors (including individual and corporate performance measures and actual performance versus such measures) used by the Chief Executive Officer to recommend such awards. Additionally, we expect to review and approve the base salary, equity-incentive awards (if any) and any other special or supplemental benefits of the named executive officers.

The Chief Executive Officer periodically provides the Board with an evaluation of each named executive officer’s performance, based on the individual performance goals and objectives developed by the Chief Executive Officer at the beginning of the year, as well as other factors. The Board provides an evaluation for the Chief Executive Officer. These evaluations serve as the bases for bonus recommendations and changes in the compensation arrangements of our named executives.

Our Compensation Peer Group

We currently engage in informal market analysis in evaluating our executive compensation arrangements. As the Company and its businesses mature, we may retain compensation consultants that will assist us in developing a formal benchmark and selecting a compensation peer group of companies similar to us in size or business for the purpose of comparing executive compensation levels.

Program Components

Our executive compensation program consists of the following elements:

Base Salary

Our base salary structure is designed to encourage internal growth, attract and retain new talent, and reward strong leadership that will sustain our growth and profitability. The base salary for each named executive officer reflects our past and current operating profits, the named executive officer’s individual contribution to our success throughout his career, internal pay equity and informal market data regarding comparable positions within similarly situated companies. In determining and setting base salary, the Board considers all of these factors, though it does not assign specific weights to any factor. The Board generally reviews the base salary for each named executive officer on an annual basis. For each of our named executive officers, we review base salary data internally obtained by the Company for comparable executive positions in similarly situated companies to ensure that the base salary rate for each executive is competitive relative to the market.

Discretionary Bonus

The objectives of our bonus awards are to encourage and reward our employees, including the named executive officers, who contribute to and participate in our success by their ability, industry, leadership, loyalty or exceptional service and to recruit additional executives who will contribute to that success.

Summary Compensation Table.

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2025 and 2024, to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on December 31, 2025, whose total compensation was in excess of $100,000, and (iv) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2025.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
William Fu CEO and Director (1)	2025	–	–	–	–	–	–	$30,769	$30,769
	2024	–	–	–	–	–	–	$5,128	$5,128

Alex Au-Yeung CFO and Director (2)	2025	–	–	–	–	–	–	$15,385	$15,385
	2024	–	–	–	–	–	–	$2,564	$2,564

(1)	Mr. Fu joined us as our Chief Executive Officer and Director on February 10, 2025.
(2)	Mr. Au-Yeung joined us as our Chief Financial Officer and Director on February 10, 2025.

Narrative disclosure to Summary Compensation Table

The Company is not a party to written compensation agreements with its executive officers. The Company, however, has orally agreed to pay each of Messrs. Fu and Au-Yeung a monthly fee of HK$20,000 (approximately $2,564) and HK$10,000 (approximately $1,282) for services as a director commencing November 2024. The director fees are classified as all other compensation in the table above.

Other than set out above and below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We expect to establish one or more incentive compensation plans in the future. Our directors and executive officers may receive securities of the Company as incentive compensation at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Equity Awards

There are no options, warrants or convertible securities outstanding.

Except as set forth above and below in the director compensation table, at no time during the last fiscal year with respect to any of any of our executive officers was there:

•	any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined);

•	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;

•	any option or equity grant;

•	any non-equity incentive plan award made to a named executive officer;

•	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or

•	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Director Compensation

During the year ended December 31, 2025, the Company paid the following fees to its directors.

Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation	Total
Anthony Tam (1)	$15,385	–	–	–	–	–	$15,385
William Fu (2)	$30,769	–	–	–	–	–	$30,769
Alex Au-Yeung (3)	$15,385	–	–	–	–	–	$15,385
KK Fung (4)	$7,689	–	–	–	–	–	$7,689
Alex Wong (5)	$7,692	–	–	–	–	–	$7,692

(1)	Mr. Tam joined us as our Director on February 10, 2025.
(2)	Mr. Fu joined us as our Director on February 10, 2025.
(3)	Mr. Au-Yeung joined us as our Director on February 10, 2025.
(4)	Mr. Fung joined us as our Director on February 10, 2025.
(5)	Mr. Wong joined us as our Director on February 10, 2025.

The Company is not a party to written director compensation agreements. The Company, however, has orally agreed to pay Messrs. Tam, Fu and Au-Yeung a monthly director fee of HK$10,000 (approximately $1,282), HK$20,000 (approximately $2,564) and HK$10,000 (approximately $1,282), respectively, commencing November 2024, and each of Messrs. Fung and Wong a monthly director fee of HK$5,000 (approximately $641), with payments to Mr. Fung commencing December 2024 and Mr. Wong commencing January 2025. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking for any special services on our behalf other than services ordinarily required of a director.

Except as disclosed in the Director Compensation and Summary Compensation Table, no other compensation was provided to our Directors for the fiscal year ended December 31, 2025.

Compensation Risk Management

Our Board of directors and human resources staff conducted an assessment of potential risks that may arise from our compensation programs. Based on this assessment, we concluded that our policies and practices do not encourage excessive and unnecessary risk taking that would be reasonably likely to have material adverse effect on the Company. The assessment included our cash incentive programs, which awards executives with cash bonuses on successful of business projects. Our compensation programs are substantially identical among business units, corporate functions and global locations (with modifications to comply with local regulations as appropriate). The risk-mitigating factors considered in this assessment included:

•	the alignment of pay philosophy, peer group companies and compensation amounts relative to local competitive practices to support our business objectives; and

•	effective balance of cash, short- and long-term performance periods, caps on performance-based award schedules and financial metrics with individual factors and Board and management discretion.

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our Board of Directors performs the functions that would be performed by a compensation committee. During the fiscal year ended December 31, 2025, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Board has not established policies and practices (whether written or otherwise) regarding the timing of option grants or other equity awards in relation to the release of material nonpublic information (“MNPI”) and does not take MNPI into account when determining the timing or terms of stock option or other equity awards to executive officers. The Company currently does not have any share award or equity-based compensation plans in place, and accordingly, no equity awards were granted during the fiscal year ended December 31, 2025. The Company does not time the disclosure of MNPI, whether positive or negative, for the purpose of affecting the value of executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock, as of March 31, 2026, for: (i) each of our named executive officers; (ii) each of our directors; (iii) all of our current executive officers and directors as a group; and (iv) each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table will have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o ModuLink Inc., Unit 2, Level 6, Westin Centre, 26 Hung To Road, Kwun Tong, Hong Kong.

	Common Stock Beneficially Owned		Series A Preferred Stock Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Series A Preferred Equity (1)
TAM, Hin Wah Anthony (2)(5)	707,013,618	17.81%	200,000	100%
AU Yeung Sai Kit (3)(5)	353,506,809	8.90%	200,000	100%
FU, Wah (4)(5)	353,506,809	8.90%	200,000	100%
All executive officers and directors as a Group (5 persons)	1,414,027,236	35.62%	200,000	100%

5% or Greater Stockholders:
ModuLink Inc. (5)	–	–	200,000	100%

________________

(1)	Applicable percentage ownership is based on 3,969,933,920 shares of common stock and 200,000 shares of Series A Preferred Stock outstanding and issuable as of March 31, 2026. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 31, 2026, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	TAM, Hin Wah Anthony, our Chairman of the Board, directly owns 707,013,618 shares of our common stock.
(3)	AU-YEUNG, Sai Kit was appointed to serve as our Director, Chief Financial Officer and Secretary on February 10, 2025
(4)	FU, Wah was appointed to serve as our Director and Chief Executive Officer on February 10, 2025.
(5)	ModuLink Inc., a British Virgin Islands corporation (“ModuLink BVI”) owns 200,000 shares of our Series A Preferred Stock. Each one share of Series A Preferred Stock is entitled to vote as, and is convertible into, twenty thousand shares of common stock. The Series A Preferred Stock has the voting rights, powers, preferences and privileges more fully described in the section entitled “Description of Registrant’s Securities to be Registered.” Each of TAM, Hin Wah Anthony, AU-YEUNG, Sai Kit and FU, Wah is a director of ModuLink BVI and owns 50%, 25% and 25%, as applicable, of ModuLink BVI.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of each transaction or series of similar transactions since the which it was or is a party and that: (i) the amount involved exceeded or exceeds $120,000 or is greater than 1% of our total assets; and (ii) any of our directors or executive officers, any holder of 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.

Management believes that all related-party transactions were conducted on terms substantially consistent with those that would be agreed upon by unrelated parties in an arm’s-length transaction. Certain transactions, however, benefited from the related-party relationships, providing additional flexibility regarding timing, payment terms, and adjustments to the scope of services. All related-party transactions are reviewed and approved by the Board of Directors, with any directors having a material interest in a transaction recused from the discussion and approval as appropriate.

Promissory Notes held by and Zenith (Hong Kong) Engineering Limited, a Hong Kong corporation (“Zenith (HK)”)

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

As part of the sale, two convertible promissory notes of the Company in the principal amounts of $65,000 and $75,000, respectively were transferred to Zenith (HK) on January 30, 2025. The notes were originally convertible into shares of the Company’s common stock in accordance with the terms set forth therein. On February 28, 2025, Zenith (HK) waived all rights to convert the outstanding principal amount and any accrued but unpaid interest under the two convertible promissory notes into equity securities of the Company. PUN, Ah Keung is the sole shareholder of Zenith HK. These notes bear interest at a rate of 8% per annum. Thus, notes payable classified as financial liabilities and recognized at amortized cost.

As of March 31, 2025, we owe approximately $132,260 which represents the aggregate amount of principal and accrued interest outstanding under the notes. The aggregate principal and interest paid during the years are set forth below:

Aggregate Principal and Interest Paid
Year ended December 31, 2025	$Nil
Year ended December 31, 2024	$44,000

Both notes have already become due and payable. We do not expect to generate sufficient cash flow to repay these notes within the next twelve months.

Agreement with Zenith (Hong Kong) Engineering Limited

ZIML is a party to a design services management agreement with Zenith HK, dated August 1, 2024, pursuant to which ZIML agreed to provide design technical manpower services relating to the Sheung Shui Town Lot No. 263 (F0874), Kwu Tung North – Podium and Tower project. The total contract sum for the engagement is HK$4,000,000. The scope of work includes the deployment of skilled technical personnel to support design development, project planning, coordination activities, and close collaboration with Zenith HK’s internal team throughout the course of the project. The project was completed as scheduled in June 2025.

The foregoing description of the Design Services Management Agreement is qualified in its entirety by reference to the Design Services Management Agreement which is filed as Exhibit 10.8 to the Registration Statement on Form 10-12G/A filed with the Securities and Exchange Commission and is incorporated herein by reference.

Agreement with Zenith (PMS) Limited

Zenith (PMS) Limited is a party to a design and project services agreement with ZIML, dated August 1, 2024. Under this agreement, Zenith (PMS) Limited provides technical manpower and expertise to support the Company’s ongoing projects. The services scope covered the provision of skilled technical personnel, assistance with project planning, design development, and project management activities, and collaboration with ZIML. TAM, Hin Wah Anthony, our Chairman of the Board, is the director and controlling shareholder of Zenith (PMS) Limited. The foregoing description of the Design and Project Services Management Agreement is qualified in its entirety by reference to the Design and Project Services Agreement which is filed as Exhibit 10.9 to the Registration Statement on Form 10-12G/A filed with the Securities and Exchange Commission and is incorporated herein by reference.

During the years ended December 31, 2025, and 2024, the Company had the following transactions with Zenith (PMS) Limited:

	Year ended December 31,
	2025	2024
Project and design management service fees paid to Zenith (PMS) Limited	$776,495	$245,716

In addition, the Company owed the following amounts to Zenith (PMS) Limited:

	December 31, 2025	December 31, 2024
Zenith (PMS) Limited	$–	$47,798

The amounts due to Zenith (PMS) Limited primarily represent advances provided to fund certain development projects. The amounts are unsecured, non-interest-bearing, and repayable on demand.

Agreement with AY Consulting Services Company

Our corporate and executive office is located at Unit 2, Level 6, Westin Centre, 26 Hung To Road, Kwun Tong, Hong Kong, telephone number +1 888-493-8028. ModuLink Corporation Limited is a party to an office service arrangement without a specified term at a monthly rate of $3,270 with AY Consulting Services Company, a sole proprietorship of Au-Yeung Sai Kit, our Chief Financial Officer and director.

For the year ended December 31, 2025, the Company recognized rental expense of $38,514 (2024: $7,890) payable to AY Consulting Services Company Limited. In addition, the following amounts were due to AY Consulting Services Company:

	December 31, 2025	December 31, 2024
AY Consulting Services Company	$227,801	$153,847

The amounts due to AY Consulting Services Company Limited primarily represent advances provided to fund certain development projects. The amounts are unsecured, non-interest-bearing, and repayable on demand.

Agreement with Leidenford Ltd.

The Company had the following transactions with Leidenford Ltd.:

	Year ended December 31,
	2025	2024
Product development fees paid to Leidenford Ltd.	$87,821	$30,306

Leidenford Ltd. is engaged in the development of green-technology products. Fu Wah, the Company’s Chief Executive Officer and Director, is the majority shareholder and sole director of Leidenford Ltd. While the Company is not a party to a written agreement with Leidenford Ltd., it has entered into an oral arrangement for the provision of product development services to ModuLink InnoTech Limited. The foregoing description of the oral agreement with Leidenford Ltd. is qualified in its entirety by reference to the Written Description of the Oral Agreement for Product Development Services which is filed as Exhibit 10.10 to the Registration Statement on Form 10-12G/A filed with the Securities and Exchange Commission and is incorporated herein by reference.

Under this arrangement, the Company agreed to pay Leidenford Ltd. a monthly fee of HK$36,800 (approximately US$4,718) from June to December 2024, and HK$30,000 (approximately US$3,846) from January 2025 onward. Product development projects are assigned to Leidenford Ltd. on an ongoing basis, leveraging its AI capabilities and technical expertise. The arrangement does not have a fixed term, instead, the scope, duration, and continuation of services are determined from time to time based on the requirements and timelines of individual projects.

Corporate Guarantee to a related company

The Company’s subsidiary has provided a corporate guarantee of approximately $1.91 million to a bank for obligations of a related company wholly owned by Mr. Tam Hin Wah Anthony.

The guarantee was provided in the ordinary course of supporting the related entity’s financing arrangements. While no liability has been recognized, the Company may be required to make payments under the guarantee if the related company defaults. Management monitors the financial condition of the related party but does not control its operations.

Except as set forth above, the Company has no other significant or material related party transactions during the years ended December 31, 2025 and 2024.

Director Independence

Though not a listed company, we intend to adhere to the corporate governance standards adopted by NASDAQ. NASDAQ rules require our Board to make an affirmative determination as to the independence of each director. Consistent with these rules, our Board conducted its annual review of director independence. During the review, our Board considered relationships and transactions since incorporation between each director or any member of her immediate family, on the one hand, and us and our subsidiaries and affiliates, on the other hand. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. Based on this review, our Board determined that WONG, Ho Man Alex and FUNG, Kwai Kin are independent directors under the criteria established by NASDAQ and by our Board.

Item 14.  Principal Accountant Fees and Services.

Vocation HK CPA Limited is our Principal Independent Registered Public Accountants engaged to audit our financial statements for the fiscal years ended December 31, 2025 and 2024. The following table shows the fees that we paid or accrued for the audit and other services provided by Vocation HK CPA Limited for the fiscal years ended December 31, 2025 and 2024.

Fee Category	2025	2024
Audit Fees	$55,000	$70,000
Audit-Related Fees	$26,000	$–
Tax Fees	$–	$–
All Other Fees	$–	$–

Audit Fees

This category consists of fees for professional services rendered by our principal independent registered public accountant for the audit of our annual consolidated financial statements, review of consolidated financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

This category consists of fees for assurance and related services by our principal independent registered public accountant that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under “Audit Fees”. The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

Tax Fees

This category consists of fees for professional services rendered by our principal independent registered public accountant for tax compliance, tax advice, and tax planning.

All Other Fees

This category consists of fees for services provided by our principal independent registered public accountant other than the services described above.

Policy on Pre-Approval of Audit Services

Our board of directors does not have an audit committee. In the absence of an Audit Committee, the Board of Directors performs the functions of an audit committee, including the pre-approval of all services provided by the Company’s independent registered public accounting firm.

All audit and permissible non-audit services to be provided by the independent registered public accounting firm must be pre-approved by the Board of Directors prior to the commencement of such services, including statutory audit engagements as required under applicable laws and regulations.

Each year, management and the independent registered public accounting firm jointly submit a request to the Board of Directors for pre-approval. This request includes a description of the known and anticipated audit and non-audit services to be provided during the upcoming fiscal year, along with the associated estimated fees. The Board of Directors reviews and, as appropriate, approves such services in advance.

All services provided by Vocation HK CPA Limited during the fiscal years ended December 31, 2025 and 2024 were pre-approved by the Board of Directors.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Documents filed as part of the report.

The following documents are filed as part of this report:

(1)	Financial Statements
Financial Statements are included in Item 15(a) of this report from F-1 – F-27.

(2)	Financial Statement Schedules
No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

MODULINK INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ModuLink Inc. (formerly known as “International Endeavors Corporation”).

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ModuLink Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty relating to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses of $1,270,120 and has net cash used in operating activities of $1,236,551 for the year ended December 31, 2025. In addition, as at the reporting date, the Company has accumulated deficit of $4,119,851. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans relating to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Vocation HK CPA Limited

We have served as the Company’s auditor since 2025.

Hong Kong

March 31, 2026

MODULINK INC.

(FORMERLY KNOWN AS “INTERNATIONAL ENDEAVORS CORPORATION”)

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

(In US dollars except for number of shares and per share data)

		December 31,
	Note(s)	2025	2024

ASSETS

Current Assets
Cash and bank balance		$152,786	$382,127
Accounts receivable	4	1,900	91,166
Contract assets including retainage, net	5	–	301,502
Prepaid expenses and other current assets, net	7	64,846	97,021
Amount due from a related company	8	58,219	–
Amount due from an associate	9	165,388	8,999
Amount due from immediate holding company	10	16,334	–
Loan receivable	11	156,954	149,799
Total Current Assets		616,427	1,030,614

Equipment, net	12	44,940	24,942
Investment in an associate	13	3	3
Long term prepayment	14	18,077	–
Total Non-Current Assets		63,020	24,945
TOTAL ASSETS		$679,447	$1,055,559

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	15	$33,461	$55,772
Accrued expenses and other payables		82,880	320,000
Contract liabilities	6	187,100	149,571
Tax liabilities		55,500	55,498
Amount due to related companies	16	227,801	201,645
Amount due to directors	17	10,386	–
Notes payable	18	132,260	122,124
Total Current Liabilities		729,388	904,610

TOTAL LIABILITIES		729,388	904,610

STOCKHOLDERS’ EQUITY
Preferred stock: Series A Convertible Preferred Shares, $0.001 par value, 10,000,000 shares authorized, shares issued and outstanding: 200,000 as of December 31, 2025 and December 31, 2024		200	200
Common stock, $0.001 par value, 6,000,000,000 shares authorized, shares issued and outstanding: 3,969,933,920 as of December 31, 2025 and December 31, 2024		3,969,934	3,969,934
Additional paid-in capital		99,410	(969,820)
Exchange reserve		366	366
Accumulated deficit		(4,119,851)	(2,849,731)
TOTAL STOCKHOLDERS’ EQUITY	20	(49,941)	150,949

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$679,447	$1,055,559

The accompanying notes are an integral part of the consolidated financial statements.

MODULINK INC.

(FORMERLY KNOWN AS “INTERNATIONAL ENDEAVORS CORPORATION”)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(In US dollars except for number of shares and per share data)

		December 31,
	Note(s)	2025	2024
REVENUES
Service income	23	$1,294,549	$409,342

COST OF REVENUES
Cost of services		(1,226,786)	(349,179)

GROSS PROFIT		67,763	60,163

OPERATING EXPENSES
General and administrative		(1,304,707)	(298,675)
Total operating expenses		(1,304,707)	(298,675)

LOSS FROM OPERATIONS		(1,236,944)	(238,512)

OTHER INCOME/(EXPENSES)
Interest income		7,402	4,244
Other gains		182	–
Interest expense		(10,136)	(11,429)
Total other expenses		(2,552)	(7,185)

SHARING OF ASSOCIATE LOSS		(30,624)	–

NET LOSS BEFORE INCOME TAX		(1,270,120)	(245,697)
Income tax	24	–	(37,681)

NET LOSS		(1,270,120)	(283,378)

OTHER COMPREHENSIVE INCOME
Other comprehensive income		–	–

COMPREHENSIVE LOSS		$(1,270,120)	$(283,378)

NET LOSS PER ORDINARY SHARE – BASIC	22	$(0.000320)	$(0.000074)

NET LOSS PER ORDINARY SHARE – DILUTED	22	$(0.000159)	$(0.000036)

The accompanying notes are an integral part of the consolidated financial statements.

MODULINK INC.

(FORMERLY KNOWN AS “INTERNATIONAL ENDEAVORS CORPORATION”)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(In US dollars except for number of shares and per share data)

	Common stock (i)		Preferred stock		Additional paid-in capital	Exchange	Accumulated
	Shares	Amount	Shares	Amount	(Note 1)	Reserve	Deficit	Total
Balance as of January 1, 2024	4,126,390,920	$4,126,391	200,000	$200	$(1,712,585)	$366	$(2,566,353)	$(151,981)
Stock repurchase	(156,457,000)	(156,457)	–	–	156,457	–	–	–
Treasury stock returned and cancelled	(400,000,000)	(400,000)	–	–	400,000	–	–	–
Issue of common stock	400,000,000	400,000	–	–	(356,000)	–	–	44,000
Capital contributions	–	–	–	–	542,308	–	–	542,308
Net loss for the year	–	–	–	–	–	–	(283,378)	(283,378)
Balance as of December 31, 2024	3,969,933,920	$3,969,934	200,000	$200	$(969,820)	$366	$(2,849,731)	$150,949

Balance as of January 1, 2025	3,969,933,920	$3,969,934	200,000	$200	$(969,820)	$366	$(2,849,731)	$150,949
Capital contributions	–	–	–	–	1,069,230	–	–	1,069,230
Net loss for the year	–	–	–	–	–	–	(1,270,120)	(1,270,120)
Balance as of December 31, 2025	3,969,933,920	$3,969,934	200,000	$200	$99,410	$366	$(4,119,851)	$(49,941)

(i)	The Company’s board of directors has authorized the issuance of 2,356,712,066 shares of common stock with a total par value of $2,356,712 for the Share Exchange. These shares were issued to the respective shareholders on May 30, 2025.

The accompanying notes are an integral part of the consolidated financial statements.

MODULINK INC.

(FORMERLY KNOWN AS “INTERNATIONAL ENDEAVORS CORPORATION”)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(In US dollars except for number of shares and per share data)

	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before income tax	$(1,270,120)	$(245,697)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of equipment	16,790	713
Changes in operating assets and liabilities:
Accounts receivables	89,266	(8,621)
Contract assets including retainage, net	301,502	2,857
Prepaid expenses and other current assets, net	32,175	97,930
Amount due from an associate	(156,389)	(8,999)
Amount due from immediate holding company	(16,334)	–
Amount due from related companies	(58,219)	–
Accounts payable	(22,311)	1,172
Contract liabilities	37,529	149,571
Accrued expenses and other payables	(237,118)	70,000
Notes payable	10,136	11,429
Amount due to directors	10,386	–
Amount due to related companies	26,156	(415,548)
Net cash used in operating activities	(1,236,551)	(345,193)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(36,788)	(25,655)
Payment for investment in an associate	–	(3)
Long term prepayment	(18,077)	–
Net cash used in investing activities	(54,865)	(25,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	1,069,230	542,308
Loan receivable	(7,155)	(149,799)
Net cash provided by financing activities	1,062,075	392,509

NET (DECREASE) / INCREASE IN CASH	(229,341)	21,658

CASH, BEGINNING OF YEAR	382,127	360,469

CASH, END OF YEAR	$152,786	$382,127

The accompanying notes are an integral part of the consolidated financial statements.

MODULINK INC.

(FORMERLY KNOWN AS “INTERNATIONAL ENDEAVORS CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 1	ORGANIZATION AND PRINCIPAL ACTIVITIES

ModuLink Inc. (formerly known as “International Endeavors Corporation”) (the “Company” or “MDLK”) is a holding company incorporated in the State of Nevada on May 7, 2014.

On October 20, 2025, the Company changed its name to ModuLink Inc. The transition to ModuLink Inc. reflects a unified corporate identity under the ModuLink brand, a sharper strategic focus, and a long-term commitment to innovation, disciplined growth and shareholder value creation. In conjunction with this rebranding, the Company's ticker symbol has changed from IDVV to MDLK, effective at the opening of trading on December 10, 2025, on the OTCID Market.

Change in Control

On January 22, 2025, Raymond Valdez, the sole executive officer and director of the Company entered into the Stock Purchase Agreement, pursuant to which Mr. Valdez agreed to sell (the “Sale”) to ModuLink Inc., a British Virgin Islands corporation (“ModuLink BVI”) and Zenith (Hong Kong) Engineering Limited, a Hong Kong corporation, 200,000 shares of Preferred A shares, representing all of the issued and outstanding shares of Preferred A, and the transfer of certain promissory notes of the Company held by third parties. The Sale was consummated on February 10, 2025 and resulted in ModuLink BVI obtaining voting and operational control of MDLK. Concurrently, the directors of ModuLink BVI, Mr. TAM, Hin Wah Anthony, Mr. FU, Wah and Mr. AU-YEUNG Sai Kit, were appointed as the executive officers and directors of the Company and Raymond Valdez resigned as the sole executive officer and director.

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

MIL is a holding company which was incorporated on March 13, 2025 in the British Virgin Islands. On March 25, 2025, MIL completed a group restructuring through a share exchange transaction with the shareholders of ModuLink Corporation Limited (“MCL”), a company incorporated in Hong Kong. MCL is the holding company of the entire equity interests in its subsidiaries including Zenith Integrated Modular Limited (“ZIML”), Zenith AY Modular Buildings Company Limited (“ZAMBCL”) and ModuLink InnoTech Limited (“MITL”). Details of the Company’s principal subsidiaries as of December 31, 2025 and 2024 are described in Note 3 – Subsidiaries. Upon the completion of the share exchange, MIL became the parent holding company of MCL.

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

MODULINK INC.

(FORMERLY KNOWN AS “INTERNATIONAL ENDEAVORS CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Merger of Entities under Common Control and Reverse Recapitalization

Prior to the Share Exchange, the Company was considered as a shell company due to its nominal assets and limited operation. The Share Exchange was part of a planned sequence of integrated transactions beginning with the February 2025 change in control and culminating in the May 2025 acquisition of MIL.

The Share Exchange is accounted for as a merger of entities under common control in accordance with ASC 805-50, as Mr. TAM, Hin Wah Anthony, Mr. FU, Wah and Mr. AU-YEUNG Sai Kit, who collectively control 100% of ModuLink Inc. and 60% of MIL, exercised continuous and effective control over both entities throughout the transaction period. The same individuals served as directors and majority shareholders of both MDLK and MIL after the change of control in February 2025, and coordinated the Share Exchange as part of a single strategic plan to reorganize MIL under a public entity. Upon the consummation of acquisition on May 1, 2025, MIL became the ongoing operating entity of the Company.

NOTE 1	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

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

During the years ended December 31, 2025 and 2024, the Company and ModuLink Group (collectively referred to the “Group”) generated revenues primarily from modular building construction and design services business.

Going Concern

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America, or U.S. GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses of $1,270,120 and has net cash used in operating activities of $1,236,551 for the year ended December 31, 2025. In addition, as at the reporting date, the Company has accumulated deficit of $4,119,851. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The accompany consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

The Company plans to secure additional funding to support its current operations, anticipated growth and strategic objectives. Management is actively pursuing financing opportunities through equity financing through share placement proceeds, as well as exploring new development projects and accelerating the commercialization of its products. If successfully executed, these initiatives are expected to generate positive operating cash flows and improve the Company’s financial position. In addition, the Company expects to receive financial support from its major shareholders, including TAM, Hin Wah Anthony, FU, Wah and AU-YEUNG Sai Kit, who have indicated their intention to provide ongoing financial support to the Company as needed. The Company has also historically relied on support from officers, directors, existing shareholders, and related parties, and management has considered the continued forbearance of Zenith (HK) with respect to the repayment of amounts currently due.

Based on management’s best estimates, the Company believes it may have sufficient financial resources to meet its obligations and to continue its current level of operations for at least the next twelve months only if such share placement proceeds, shareholder financial support, forbearance and/or additional financing continue to be available.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation and Preparation

These consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and are expressed in United States dollars.

MODULINK INC.

(FORMERLY KNOWN AS “INTERNATIONAL ENDEAVORS CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(B) Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, ModuLink Investment Limited and its subsidiaries and associated companies for which it is the primary beneficiary. Upon making this determination, the Company is deemed to be the primary beneficiary of these entities, which are then required to be consolidated for financial reporting purpose. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

(D) Cash

Cash includes cash on hand, cash accounts, and interest-bearing savings accounts placed with banks and financial institutions. For the purposes of the statements of cash flow, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) Fixed Assets, Net

Equipment is stated at cost less accumulated depreciation and impairment losses, if any. Depreciation is provided on a straight-line basis, less estimated residual values over the assets’ estimated useful lives. The estimated useful lives are as follows:

Office equipment	3 years
Computer equipment	3 years
Furniture and fixtures	3 years
Leasehold improvement	3 years

When equipment is retired or otherwise disposed of, the related cost, accumulated depreciation and provision for impairment loss, if any, are removed from the respective accounts, and any gain or loss is reflected in the consolidated statements of operations and comprehensive loss. Repairs and maintenance costs on equipment are expensed as incurred.

MODULINK INC.

(FORMERLY KNOWN AS “INTERNATIONAL ENDEAVORS CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(F) Impairment of Long-Lived Assets

Long-lived assets, such as equipment, are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to be generated from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset calculated using a undiscounted cash flow analysis. There was no impairment of long-lived assets for the years ended December 31, 2025 and 2024.

(G) Allowance for Expected Credit Losses

Accounts receivable

Accounts receivable primarily represents revenue recognized that was not invoiced at the balance sheet date and is primarily billed and collected in the following month. Trade accounts receivable are carried at the original invoiced amount less an estimated allowance for expected credit losses based on the probability of future collection. Management determines the adequacy of the allowance based on historical loss patterns, the number of days that customer invoices are past due, reasonable and supportable forecasts of future economic conditions to inform adjustments over historical loss data, and an evaluation of the potential risk of loss associated with specific accounts. When management becomes aware of circumstances that may further decrease the likelihood of collection, it records a specific allowance against amounts due, which reduces the receivable to the amount that management reasonably believes will be collected. The Company records changes in the estimate to the allowance for expected credit losses through provision for expected credit losses and reverses the allowance after the potential for recovery is considered remote.

Loan receivables, related-party receivables, and other receivables

Loan receivables, related-party receivables, and other receivables are stated at amortized cost, net of an allowance for expected credit losses, and are subject to the Company’s expected credit loss model in accordance with ASC 326.

The Company evaluates expected credit losses on these receivables by considering a combination of factors, including historical loss experience, the financial condition and creditworthiness of the counterparties, the nature and terms of the receivables, current economic conditions, and reasonable and supportable forecasts. For related-party receivables, the Company also considers the financial capacity and intent of the related parties to repay the outstanding balances, as well as any ongoing business relationships.

Where applicable, the Company records an allowance for expected credit losses to reflect the amount that is not expected to be collected. Changes in the allowance are recorded through earnings in the period in which they are identified.

As of December 31, 2025 and 2024, no allowance for expected credit losses has been recorded for certain loan receivables, related-party receivables, and other receivables, as management has assessed that the risk of non-collection is not significant. This assessment is based on factors including the creditworthiness of the counterparties, the absence of historical defaults, the short-term nature of certain balances, and, for related parties, their financial ability and willingness to settle the obligations. The Company continues to monitor these balances on an ongoing basis and will record an allowance if credit risk deteriorates.

MODULINK INC.

(FORMERLY KNOWN AS “INTERNATIONAL ENDEAVORS CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(H) Contract Assets Including Retainage, Net

Contract assets are generally based on amounts billed and currently due from customers, amounts currently due but unbilled and amounts retained by customers pending satisfactory completion of a project. It is common in the Company’s industry for a small portion of either progress billings or the contract price, typically 5%, to be withheld by the customer until the Company completes a project to the satisfaction of the customer in accordance with the applicable contract terms. Such amounts, defined as retainage, are included on the Consolidated Balance Sheets as “Contract assets including retainage, net.” Based on the Company’s experience with similar contracts in recent years, billings for such retainage balances are generally collected within one year of the completion of the project.

Contract assets including retainage, net is stated at the amount management expects to collect from outstanding balances. Management provides for uncollectible accounts through a charge to earnings and a credit to the allowance for doubtful accounts based on its assessment of the current status of individual accounts, type of service performed, current economic conditions, historical losses and other information available to management. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and an adjustment to the contract receivable.

(I) Contract Assets and Contract Liabilities

Billing practices for the Company’s contracts are governed by the contract terms of each project based on (i) progress toward completion approved by the owner, (ii) achievement of milestones or (iii) pre-agreed schedules. Billings do not necessarily correlate with revenues recognized under the cost-to-cost input method. The Company records contract assets and contract liabilities to account for these differences in timing.

The contract asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” arises when the Company recognizes revenues for services performed under its construction projects, but the Company is not yet entitled to bill the customer under the terms of the contract. Amounts billed to customers are excluded from this asset and reflected on the Consolidated Balance Sheets as “Contract assets including retainage, net.” Included in costs and estimated earnings on uncompleted contracts are amounts the Company seeks or will seek to collect from customers or others for (i) errors, (ii) changes in contract specifications or design, (iii) contract change orders in dispute, unapproved as to scope and price, or (iv) other customer-related causes of unanticipated additional contract costs (such as claims). Such amounts are recorded to the extent that the amount can be reasonably estimated and recovery is probable. Claims and unapproved change orders made by the Company may involve negotiation and, in rare cases, litigation. Unapproved change orders and claims also involve the use of estimates, and revenues associated with unapproved change orders and claims are included in the transaction price for which it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. The Company did not recognize any material amounts associated with claims and unapproved change orders during the periods presented.

The contract liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents the Company’s obligation to transfer goods or services to a customer for which the Company has been paid by the customer or for which the Company has billed the customer under the terms of the contract. Revenue for future services reflected in this account are recognized, and the liability is reduced, as the Company subsequently satisfies the performance obligation under the contract.

Costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts are typically resolved within one year and are not considered significant financing components.

(J) Equity Method Investments

The Company uses the equity method of accounting for investments in companies in which it has a minority equity interest and the ability to exert significant influence over operating decisions of the companies. Significant influence is generally presumed to exist when the Company owns between 20% and 50% of the voting interests in the investee, holds substantial management rights or holds an interest of less than 20% in an investee that is a limited liability partnership or limited liability corporation that is treated as a flow- through entity.

Under the equity method of accounting, the Company’s share of the investee’s earnings (losses) are included in the “equity interests income (loss)” line item in the consolidated statement of operations. The Company recorded its share of the income or loss generated by these entities for the years ended December 31, 2025 and 2024.

MODULINK INC.

(FORMERLY KNOWN AS “INTERNATIONAL ENDEAVORS CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(J) Equity Method Investments (Continued)

Dividends and other distributions from equity method investees are recorded as a reduction of the Company’s investment. Distributions received up to the Company’s interest in the investee’s retained earnings are considered returns on investments and are classified within cash flows from operating activities in the consolidated statement of cash flows. Distributions from equity method investments in excess of the Company’s interest in the investee’s retained earnings are considered returns of investments and are classified within cash flows provided by investing activities in the statement of cash flows.

Other Equity Investments: Investments in nonconsolidated affiliates in which the Company owns less than 20% of the voting common stock or does not exercise significant influence over operating and financial policies, are recorded at fair value using quoted market prices if the investment has a readily determinable fair value. If an equity investment’s fair value is not readily determinable, the Company will recognize it at cost less any impairment, adjusted for observable price changes in orderly transactions in the investees’ securities that are identical or similar to the Company’s investments in the investee. The unrealized gains and losses and the adjustments related to the observable price changes are recognized in net income (loss).

Impairments of Investments

The Company regularly reviews its investments for impairment, including when the carrying value of an investment exceeds its market value. If the Company determines that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include (i) the market value of the security in relation to its cost basis, (ii) the financial condition of the investee, and (iii) the Company’s intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

For investments accounted for using the equity method of accounting or equity investments without a readily determinable fair value, the Company evaluates information available (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, in determining whether an other-than temporary decline in value exists. Factor’s indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of the Company’s investment.

(K) Revenue Recognition

The Company derives a significant portion of revenues from contracts with its customers during the years ended December 31, 2025 and 2024, predominantly by performing design and building services and project design and management services for both public and private projects, with an emphasis on commercial and residential developments.

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

The Company acts as the principal in all of its revenue arrangements, as it controls the goods or services before transfer to the customer and is primarily responsible for fulfilling the contractual obligations.

MODULINK INC.

(FORMERLY KNOWN AS “INTERNATIONAL ENDEAVORS CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Design and building services

Revenues derived from design and building services are recognized over time by using the cost-to-cost method to measure the progress towards the completion of the performance obligation as the customer simultaneously receives and consumes the benefits from the services rendered by the Company as the Company satisfies its performance obligations by transferring control of the asset created or enhanced by the project to the customer. The contracts for design and building services are legally enforceable and binding agreements between the Company and customers. Recognition of revenues for construction projects requires significant judgment by management, including, among other things, estimating total costs expected to be incurred to complete a project and measuring progress toward completion. Management reviews contract estimates regularly to assess revisions of estimated costs to complete a project and for measurement of progress toward completion. No material adjustments to a contract were noted in the fiscal years ended December 31, 2025 and 2024.

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

Revenue in excess of billings on the contracts is recorded as costs and estimated earnings in excess of billings. Billings in excess of revenues recognized on the contracts are recorded as deferred revenue until the above revenue recognition criteria are met. Recognition of accounts receivable and costs and estimated earnings in excess of billings are stated set out in Note 2(I).

If at any time the costs to complete the contract are estimated to exceed the remaining amount of the consideration under the contract, then a provision is recognized.

Project design and management services

Revenues derived from design and management services are recognized over time by output method based on milestones reached as certified by engineer to measure the progress towards the completion of the performance obligation as the customer simultaneously receives and consumes the benefits from the services rendered by the Company. The contracts for project design and management services are legally enforceable and binding agreements between the Company and customers.

Sales of Goods

Revenues from the sale of goods are recognized at a point in time when control of the goods is transferred to the customer, which generally occurs upon delivery and acceptance of the goods, in accordance with the terms of the underlying contract.

The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for transferring the goods, net of any discounts, rebates, returns, and value-added taxes.

MODULINK INC.

(FORMERLY KNOWN AS “INTERNATIONAL ENDEAVORS CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(L) Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. Tax benefits of operating loss carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its consolidated financial statements. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.

(M) Comprehensive Income (Loss)

The Company follows ASC Topic 220, Comprehensive Income, for the reporting and display of its comprehensive income (loss) and related components in the consolidated financial statements and thereby reports a measure of all changes in equity of an enterprise that results from transactions and economic events other than transactions with the shareholders. Items of comprehensive income (loss) are reported in both the consolidated statements of operations and comprehensive income and the consolidated statement of stockholders’ deficit.

Accumulated other comprehensive income as presented on the consolidated balance sheets consisted of the accumulative foreign currency translation adjustment at period end.

(N) Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed in accordance with ASC Topic 260, Earning per Share, by dividing the net income (loss) attributable to holders of common stock by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares including the dilutive effect of common share equivalents then outstanding.

The diluted net profit/(loss) per common share is the same as the basic net profit/(loss) per share for the years ended December 31, 2025 and 2024 as all potential common shares including stock options and warrants are anti-dilutive and are therefore excluded from the computation of diluted net profit/(loss) per share.

(O) Foreign Currency Translation

The assets and liabilities of the Company’s subsidiaries denominated in currencies other than U.S. dollars are translated into U.S. dollars using the applicable exchange rates at the balance sheet date. For consolidated statements of operations and comprehensive loss’ items, amounts denominated in currencies other than U.S. dollars were translated into U.S. dollars using the average exchange rate during the period. Equity accounts were translated at their historical exchange rates. Net gains and losses resulting from translation of foreign currency on consolidated financial statements are included in the statements of stockholders’ equity as accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are reflected in the consolidated statements of operations and comprehensive income.

MODULINK INC.

(FORMERLY KNOWN AS “INTERNATIONAL ENDEAVORS CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(P) Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurements and Disclosure, defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact, and it considers assumptions that market participants would use when pricing the asset or liability.

It establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It establishes three levels of inputs that may be used to measure fair value:

Level 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The carrying value of the Company’s financial instruments, which consist of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and other payables approximates fair value due to the short-term maturities.

(Q) Segment Reporting

We currently operate in a single operating segment and a single reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is fulfilled by our Chief Executive Officer, in deciding how to allocate resources and assess performance. Our Chief Executive Officer allocates resources and evaluates performance primarily based on financial information for this segment. Other activities, such as the sale of goods, are currently immaterial and do not meet the quantitative thresholds for separate segment reporting. Accordingly, all required financial segment information is presented in the consolidated financial statements, and the Company will reassess segment reporting if other activities become material in future periods.

(R) Recent Accounting Pronouncements

Public companies in the United States are subject to the accounting and reporting requirements of various authorities, including FASB and the SEC.

On December 14, 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” related to improvements to income tax disclosures. The amendments in this update require enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. The Company adopted this standard effective January 1, 2025 on a retrospective basis, applying the new disclosure requirements to all periods presented. The adoption resulted in additional disclosures in the income tax footnote but did not impact the Company’s consolidated financial position, results of operations, or cash flows.

On November 27, 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which requires public entities to consider relevant qualitative and quantitative factors when determining whether segment expense categories and amounts are significant, and identify segment expenses on the basis of amounts that are regularly provided to the CODM, and included in reported segment profit or loss. The ASU is effective for fiscal years beginning after Dec. 15, 2023, and interim periods within fiscal years beginning after Dec. 15, 2024. The Company adopted this standard effective January 1, 2024, applying it retrospectively to all periods presented. As the Company has one reportable segment, the adoption had no material impact on the Company’s financial statements, but resulted in additional expense disclosures and reconciliations in the financial statement footnotes.

MODULINK INC.

(FORMERLY KNOWN AS “INTERNATIONAL ENDEAVORS CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(R) Recent Accounting Pronouncements (continued)

In November 2024, the FASB issued ASU 2024-03 (“ASU 2024-03”), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The prescribed categories include purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. This authoritative guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect of this new guidance on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this Update provide (1) guidance on measuring expected credit losses using a probabilistic method and (2) a practical expedient for all entities that simplifies the estimation of expected credit losses for current trade accounts receivable and contract assets arising from revenue transactions. The Update is effective for public business entities for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted this ASU effective for the fiscal year beginning January 1, 2025. The Company has elected the practical expedient provided therein. Accordingly, the Company’s estimate of expected credit losses on its trade accounts receivable and other receivables is now based solely on historical loss experience and current asset-specific conditions. This change has been applied retrospectively as of the beginning of the annual period of adoption. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which removes all references to software development project stages. The ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. Upon adoption, the guidance can be applied prospectively, retrospectively, or with a modified transition approach. The Company is currently evaluating the impact that ASU 2025-06 will have on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which is intended to improve navigability of the guidance in Topic 270, Interim Reporting, and clarify when it applies. The ASU also addresses the form and content of such financial statements and interim disclosure requirements and establishes a principle under which an entity must disclose events from the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that ASU 2025-11 will have on its consolidated financial statements and related disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

MODULINK INC.

(FORMERLY KNOWN AS “INTERNATIONAL ENDEAVORS CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 3	SUBSIDIARIES

Details of the Company’s principal consolidated subsidiaries as of December 31, 2025 and 2024 were as follows:

	Place of	Ownership/Control interest attributable to the Company
Name	Incorporation	2025	2024	Principal activities
ModuLink Investment Limited (“MIL”) (i)	British Virgin Islands	100%	Nil	Holding company
ModuLink Corporation Limited (“MCL”) (ii)	Hong Kong	100%	100%	Holding company and provision of intergroup management services
Zenith Integrated Modular Limited (“ZIML”) (iii)	Hong Kong	100%	100%	Provision of construction and engineering services
Zenith AY Modular Buildings Company Limited (“ZAMBCL”) (iv)	Hong Kong	100%	100%	Provision of project management services in overseas (vi)
ModuLink InnoTech Limited (“MITL”) (v)	Hong Kong	100%	100%	Provision of technology management services
ModuLink Innotech Pty Limited (“MIPL”) (vii)	Australia	80%	Nil	Provision of AI healthcare and smart living solutions

Remarks:

i)	ModuLink Investment Limited was incorporated on March 13, 2025 in the British Virgin Islands.

ii)	ModuLink Corporation Limited was incorporated on June 26, 2024 in Hong Kong.

iii)	ZIML was incorporated on August 13, 2021, as a wholly owned subsidiary of a Hong Kong limited company, which was beneficially held by Anthony Hin Wah TAM (“Mr. TAM”), a major shareholder, director and chairman of the Company. On August 1, 2024, a share swap agreement was executed among ZIML, MCL, the Hong Kong entity held by Mr. TAM, and two other major shareholders of MIL. Pursuant to this agreement, Mr. TAM exchanged his entire ultimate shareholding in ZIML for a 50% equity interest in MCL prior to private placements to other shareholders. After the transaction, ZIML became the wholly-owned subsidiary of MCL.

iv)	ZAMBCL was incorporated on March 4, 2024, and was jointly owned by a Hong Kong company, which was beneficially held by Sai Kit AU-YEUNG (“Mr. AU-YEUNG”) (70%) and ZIML (30%). Mr. AU-YEUNG is also a major shareholder, director and chief financial officer of the Company. On August 1, 2024, a share swap agreement was signed among ZAMBCL, MCL, ZIML, Mr. AU YEUNG and his company. Pursuant to this agreement, Mr. AU-YEUNG transferred his 70% shareholding in ZAMBCL in exchange for a 25% equity interest in MCL prior to private placements to other shareholders. After the transaction, ZAMBCL became the wholly-owned subsidiary of ZIML.

v)	MITL was incorporated on December 17, 2021, and was jointly owned a Hong Kong limited company, which was beneficially held by Wah FU (“Mr. FU”) (40%) and ZIML (60%). Mr. FU is a major shareholder, director and chief executive officer of the Company. On August 1, 2024, a share swap agreement was executed among MITL, MCL, ZIML, Mr. FU and his company. Pursuant to this agreement, Mr. FU exchanged his 40% shareholding in MITL for a 25% equity interest in MCL prior to private placements to other shareholders. After the transaction, MITL became the wholly-owned subsidiary of ZIML.

vi)	ZAMBCL has not commenced business during the years ended December 31, 2025 and 2024.

vii)	MIPL was incorporated on September 15, 2025 and has not commenced business during the year ended December 31, 2025.

MODULINK INC.

(FORMERLY KNOWN AS “INTERNATIONAL ENDEAVORS CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 4	ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2025 and December 31, 2024 were as follows:

	2025	2024
Accounts receivable	$1,900	$91,166
Less: provision for credit losses	–	–
Total	$1,900	$91,166

For the years ended December 31, 2025 and 2024, the Company recorded no provision for credit losses for accounts receivable.

NOTE 5	CONTRACT ASSETS INCLUDING RETAINAGE, NET

Contract assets including retainage, net consisted of the following at December 31, 2025 and 2024:

	2025	2024
Contract assets (Note 6)	$–	$193,404
Retainage	–	108,098
Less: provision for credit losses	–	–
Contract assets including retainage, net	$–	$301,502

Retainage receivables have been billed and the Company has an unconditional right to receive payment, but are not due until satisfactory contract completion and acceptance by the customer.

NOTE 6	CONTRACT ASSETS AND LIABILITIES

Costs and estimated earnings compared to billings on uncompleted contracts at December 31, 2025 and 2024 consisted of the following:

Costs and estimated earnings in excess of billings on uncompleted contracts

	2025	2024
Contract costs incurred plus estimated earnings	$–	$4,323,927
Less: Progress billings	–	(4,130,523)
	$–	$193,404

Billings in excess of costs and estimated earnings on uncompleted contracts

	2025	2024
Contract costs incurred plus estimated earnings	$1,106,982	$273,505
Less: Progress billings	(1,294,082)	(423,076)
	$(187,100)	$(149,571)

MODULINK INC.

(FORMERLY KNOWN AS “INTERNATIONAL ENDEAVORS CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 7	PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of December 31, 2025 and 2024 were as follows:

	2025	2024
Prepaid expenses	$29,932	$45,000
Deposit paid	–	52,021
Other receivables	34,914	–
	$64,846	$97,021

NOTE 8	AMOUNT DUE FROM A RELATED COMPANY

The amount due from the related company in which the Company's director also serves as the director. The amount is unsecured, non-interest-bearing, and repayable on demand.

NOTE 9	AMOUNT DUE FROM AN ASSOCIATE

The amount due from the associate is unsecured, non-interest-bearing, and repayable on demand.

NOTE 10	AMOUNT DUE FROM IMMEDIATE HOLDING COMPANY

The amount is due from the immediate holding company, ModuLink Inc, a company incorporated in the British Virgin Islands. The amount is unsecured, non-interest-bearing, and repayable on demand.

NOTE 11	LOAN RECEIVABLES

The amount was due from an independent property development entity based in Canada. The amount due is unsecured, carries interest at a rate of 5% per annum and repayable on demand.

NOTE 12	EQUIPMENT, NET

Equipment, net as of December 31, 2025 and 2024 consisted of the following:

	2025	2024
Office equipment	$5,387	$4,900
Computer equipment	29,891	–
Furniture and Fixtures	12,346	5,936
Leasehold improvement	14,819	14,819
Less: accumulated depreciation	(17,503)	(713)
Total	$44,940	$24,942

Depreciation for the years ended December 31, 2025 and 2024 amounted to $16,790 and $713 respectively.

Pledge of Equipment

No equipment has been pledged by the Company.

MODULINK INC.

(FORMERLY KNOWN AS “INTERNATIONAL ENDEAVORS CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 13	INVESTMENT IN AN ASSOCIATE

ModuLink Australia Pty Limited was incorporated in Australia on 30 July 2024 for providing construction and engineering services in Australia.

	2025	2024
Investment cost	$3	$3

The following table summarises the financial information of the associate as included in its own financial statements and also reconciles the summarized financial information to the carrying amount of the Group’s interest in the associate.

Ownership/Control interest	40%	40%
Non-current assets	$208,457	$–
Current assets	2,305	–
Non-current liabilities	–	–
Current liabilities	(287,314)	–
Net liabilities (100%)	$(76,552)	$–

Group’s share of net liabilities (40%)	$(30,621)	$–

Revenue	$–	$–
Loss from continuing operations	(76,559)	–
Other comprehensive income	–	–
Total comprehensive loss (100%)	$(76,559)	$–

Group’s share of comprehensive loss (40%)	$(30,624)	$–

NOTE 14	LONG TERM PREPAYMENT

The amount represents prepayments made for mouldings used for production purposes.

MODULINK INC.

(FORMERLY KNOWN AS “INTERNATIONAL ENDEAVORS CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 15	ACCOUNTS PAYABLE

Accounts payable as of December 31, 2025 and 2024 consisted of the following:

	2025	2024
Accounts payable	$33,461	$–
Retention payable	–	55,772
	$33,461	$55,772

The retention payable is not due until satisfactory contract completion and acceptance by the customer.

Included in accounts payable, an amount of $28,846 was payable to a related company as at December 31, 2025 (2024: Nil).

NOTE 16	AMOUNT DUE TO RELATED COMPANIES

The summary of amount due to related companies as of December 31, 2025 and 2024 is as follows:

	2025	2024
Zenith (PMS) Limited	$–	$47,798
AY Consulting Services Company	227,801	153,847
Total	$227,801	$201,645

The amount due to related companies in which the Company's directors also serve as directors. These balances primarily represent advances provided to fund certain development projects. The amounts are unsecured, non-interest-bearing, and repayable on demand.

NOTE 17	AMOUNT DUE TO DIRECTORS

The amount due to the directors is unsecured, non-interest-bearing, and repayable on demand.

MODULINK INC.

(FORMERLY KNOWN AS “INTERNATIONAL ENDEAVORS CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 18	NOTES PAYABLE

Notes payable as of December 31, 2025 and 2024 consisted of the following:

			Outstanding Amount (including accrued interest)
Name of Note Holder	Principal Amount	Date of Issuance	December 31, 2025	December 31, 2024
Zenith (Hong Kong) Engineering Limited	$75,000	Oct 2, 2017	$48,329	$44,625
Zenith (Hong Kong) Engineering Limited	65,000	Nov 17, 2019	83,931	77,499
	$140,000		$132,260	$122,124

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

NOTE 19	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines.

At the end of the reporting period, there were contingent liabilities of maximum USD 1.91 million (2024: USD 1.91 million) in respect of the subsidiary providing a corporate guarantee to a bank for securing the general banking facilities granted to both the subsidiary and a related company wholly owned by Mr. Tam Hin Wah Anthony.

This guarantee represents a contingent liability, as the Company may be required to perform under the guarantee in the event of default by the related company. As of December 31, 2025 and 2024, no liability has been recognized in the consolidated financial statements, as management has determined that the likelihood of payment under the guarantee is not probable.

The Company will continue to monitor the financial condition of the related company and assess the need for recognition of a liability in accordance with ASC Topic 450.

As of December 31, 2025 and 2024, except as disclosed above, the Company’s management is not aware of any other material commitments or contingencies.

NOTE 20	STOCKHOLDERS’ EQUITY

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

On October 20, 2025, the authorized capital stock was further increased to Six Billion Ten Million (6,010,000,000) shares, consisting of (a) Six Billion (6,000,000,000) shares of common stock, par value $0.001 per share and (b) Ten Million (10,000,000) shares of preferred stock, par value $0.001 per share, issuable in one or more series as hereinafter provided.

MODULINK INC.

(FORMERLY KNOWN AS “INTERNATIONAL ENDEAVORS CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 20	STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock

The number of authorized common stock is Six Billion (6,000,000,000) Shares. Issued and Outstanding as of December 31, 2024 and December 31, 2025 were 3,969,933,920. The shares were issued under Rule 144 of the Securities and Exchange act.

On March 28, 2025, the Company entered into a share exchange agreement with all shareholders of the ModuLink Investment Limited (“MIL”). Under the terms of the agreement, the Company will acquire 100% of the issued and outstanding shares of MIL by issuing a total of 2,356,712,066 shares of MDLK common stock at a valuation of $0.0034 per share to the shareholders of MIL on a pro-rata basis, representing an aggregate valuation of approximately $8,013,000. The transaction was consummated on May 1, 2025 and MIL became a 100% owned subsidiary of the Company. The board of directors have approved the issuance of 2,356,712,066 shares which were issued on May 30, 2025.

As the Share Exchange between the Company and MIL was a merger of entities under common control and accounted for as a reverse recapitalization, the common stock has been retrospectively restated to reflect the issuance of 2,356,712,066 shares of MDLK common stock for all periods presented.

Series A Convertible Preferred Shares

The number of authorized Series A Convertible Preferred is Five Hundred Thousand (500,000) Shares. Shares Issued and Outstanding as of December 31, 2024 and December 31, 2025 were 200,000 shares. Each holder of Series A Convertible Preferred Shares is entitled to vote together with holders of the common stock with each one Series A Convertible Preferred A Share voting as twenty thousand shares of Common Stock. Similarly, each one share of Series A Convertible Preferred Share is convertible into twenty thousand shares of Common Stock.

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

MODULINK INC.

(FORMERLY KNOWN AS “INTERNATIONAL ENDEAVORS CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 21	RELATED PARTY TRANSACTIONS

Except as set forth below, during the years ended December 31, 2025 and 2024, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

Management believes that all related-party transactions were conducted on terms substantially consistent with those that would be agreed upon by unrelated parties in an arm’s-length transaction. Certain transactions, however, benefited from the related-party relationships, providing additional flexibility regarding timing, payment terms, and adjustments to the scope of services. All related-party transactions are reviewed and approved by the Board of Directors, with any directors having a material interest in a transaction recused from the discussion and approval as appropriate.

For the year ended December 31, 2025, the Company recognized rental expense of $38,514 (2024: $7,890) payable to AY Consulting Services Company Limited. The Company’s Chief Financial Officer is a director and shareholder of AY Consulting Services Company Limited.

In addition to the transactions and balances detailed elsewhere in these financial statements, the Company had the following transactions with the related company:

	2025	2024
Project and design management service fees paid to Zenith (PMS) Limited	$776,495	$245,716
Product development fees paid to Leidenford Ltd.	87,821	30,306

NOTE 22	NET LOSS PER ORDINARY SHARE

Net loss per share information for the years ended December 31, 2025 and 2024 was as follows:

	2025	2024
Numerator:
Net loss attributable to common stockholders	$(1,270,120)	$(283,378)
Denominator:
Weighted average number of shares outstanding:
Basic	3,969,933,920	3,827,772,401
Diluted	7,969,933,920	7,827,772,401
Net loss per ordinary share:
Basic	$(0.000320)	$(0.000074)
Diluted	$(0.000159)	$(0.000036)

The diluted net loss per ordinary share is the same as the basic net loss per ordinary share for the years ended December 31, 2025 and 2024 as the Company did not have any stock options and warrants in issue and outstanding. As mentioned in Note 1, the Share Exchange between the Company and MIL was a merger of entities under common control and accounted for as a reverse recapitalization, the common stock has been retrospectively restated to reflect the issuance of 2,356,712,066 shares of MDLK common stock for all periods presented. The weighted average number of shares outstanding for the year ended December 31, 2025 and 2024 was presented as if all the shares of the Company issued on May 30, 2025 for the Share Exchange occurred at the beginning of the earliest reporting period.

MODULINK INC.

(FORMERLY KNOWN AS “INTERNATIONAL ENDEAVORS CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 23	REVENUE

The breakdown of revenue for the year ended December 31, 2025 and 2024 is as follows:

	2025	2024
Design and build services	$1,065,210	$114,482
Project design and management services	217,949	294,860
Sales of goods	11,390	–
Total	$1,294,549	$409,342

NOTE 24	INCOME TAXES

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

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated. The (loss) profit before income taxes by geographical locations for the years ended December 31, 2025 and 2024 were summarized as follows:

	2025	2024
British Virgin Islands	$–	$(55,000)
United States	(181,951)	(26,429)
Hong Kong	(1,088,169)	(164,268)
	$(1,270,120)	$(245,697

The provision for income taxes consisted for the years ended December 31, 2025 and 2024 was as follows:

Schedule of income tax reconciliation
	2025		2024
Loss before income taxes	$(1,270,120)		$(245,697)
Income tax credit computed at statutory income rate	(209,570)	16.5%	(40,540)	16.5%
Reconciling items:
Non-taxable income	(41)	0.00%	(346)	0.14%
Depreciation allowances and other statutory deductions	(4,473)	0.35%	–	0.00%
Non-deductible expenses	2,771	-0.22%	–	0.00%
Valuation allowance on deferred tax assets	206,222	-16.24%	66,521	-27.07%
Others	5,091	-0.40%	12,046	-4.9%
Income tax expense and effective tax rate	$–	0.00%	$37,681	-15.34%

MODULINK INC.

(FORMERLY KNOWN AS “INTERNATIONAL ENDEAVORS CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 24	INCOME TAXES (CONTINUED)

Under Hong Kong tax laws, deferred tax assets are recognized for tax loss carried forward to the extent that the realization of the related tax benefit through future taxable profits is probable. These tax losses do not expire under current Hong Kong tax legislation.

At December 31, 2025, the Company had an unused net operating loss carryforward of approximately $1,654,630 for income tax purposes. This net operating loss carryforward may result in future income tax benefits of approximately $273,015.

At December 31, 2024, the Company had an unused net operating loss carryforward of approximately $404,802 for income tax purposes. This net operating loss carryforward may result in future income tax benefits of approximately $66,793.

The realization of net operating loss carryforward is uncertain at this time, a valuation allowance in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities of December 31, 2025 and 2024 are as follows:

	2025	2024
Deferred tax assets	$273,015	$66,793
Less: valuation allowance	(273,015)	(66,793)
Net deferred tax assets	$–	$–

Movement of valuation allowance:

	2025	2024
At the beginning of the year	$66,793	$272
Current year addition (reduction)	206,222	66,521
At the end of the year	$273,015	$66,793

NOTE 25	CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially subject the Group to significant concentrations of credit risk consist primarily of cash. As of December 31, 2025 and 2024, cash balance of $152,786 and $382,127 was maintained at financial institutions in Hong Kong and approximately HK$800,000 were insured by the Hong Kong Deposit Protection Board. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Customer risk

Details of the customer accounting for 10% or more of total revenues are as follows:

	2025	2024
Customer A	–%	28%
Customer B	17%	72%
Customer C	82%	–%

MODULINK INC.

(FORMERLY KNOWN AS “INTERNATIONAL ENDEAVORS CORPORATION”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 25	CONCENTRATION OF RISK (CONTINUED)

Details of the customer which accounted for 10% or more of accounts receivable are as follows:

	2025	2024
Customer A	–%	100%
Customer B	100%	–%

Supplier risk

Details of the suppliers accounting for 10% or more of cost of services are as follows:

	2025	2024
Supplier A	38%	70%
Supplier B	48%	–%

Details of the suppliers accounting for 10% or more of account payable are as follows:

	2025	2024
Supplier C	35%	–%
Supplier D	56%	–%
Supplier E	–%	38%
Supplier F	–%	58%

NOTE 26	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to the filing date, the date the audited financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Proposed Acquisition of ASA Robotics Limited

On January 26, 2026, the Company entered into a definitive Share Purchase Agreement to acquire a 60% equity interest in ASA Robotics Limited (“ASA”), a Hong Kong-based robotics and intelligent automation company. The acquisition will be completed through the issuance of 6,500 shares of the Company’s preferred stock, representing total consideration of approximately HKD 5,000,000 (approximately USD 641,026), subject to customary closing conditions.

The transaction was originally expected to close on or before February 28, 2026. On February 27, 2026, the parties mutually agreed to extend the anticipated closing date to allow additional time to complete certain capital restructuring and governance arrangements relating to ASA. The Company expects to complete the acquisition as soon as practicable.

As of the date of issuance of these financial statements, the transaction has not yet closed. Accordingly, no amounts related to the proposed acquisition have been recognized in the accompanying consolidated financial statements. The proposed acquisition represents a non-recognized subsequent event.

Item 15.  Exhibits, Financial Statement Schedules.

(b)	Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (2)
10.1	Stock Purchase Agreement Stock, dated January 22, 2025, by and among International Endeavors Corporation, a Nevada corporation, Raymond Valdez, ModuLink Inc., a British Virgin Islands corporation, and Zenith (Hong Kong) Engineering Limited, a Hong Kong limited liability company (1)
10.2	Debt Purchase and Assignment Agreement, dated January 30, 2025, by and between Bearcreek Resources, a Montana corporation, and Zenith (Hong Kong) Engineering Limited, a Hong Kong limited liability company (1)
10.3	Debt Purchase and Assignment Agreement, dated January 30, 2025, by and between Tala Media Corp., a Wyoming corporation, and Zenith (Hong Kong) Engineering Limited, a Hong Kong limited liability company (1)
10.4	Waiver and Amendment Agreement, dated February 28, 2025, by and between International Endeavors Corporation, a Nevada corporation, and Zenith (Hong Kong) Engineering Limited, a Hong Kong limited liability company (1)
10.5	Share Exchange Agreement, dated March 28, 2025, by and among International Endeavors Corporation, a Nevada corporation, ModuLink Investment Limited (“ModuLink”), a British Virgin Islands corporation, and the shareholders of ModuLink (1)
10.6	Agency Cooperation Agreement, dated January 1, 2025, by and between GAC Energy Technology Co., Ltd. and ModuLink InnoTech Limited (3)
10.7	CRCC – Kwan Lee – Paul Y. JV Works Order of Lok Ma Chau Loop, dated December 11, 2021 (1)
10.8	Design Services Management Agreement, dated August 1, 2024, by and between Zenith Integrated Modular Limited and Zenith (Hong Kong) Engineering Limited, a Hong Kong limited liability company (1)
10.9	Design and Project Services Management Agreement, dated August 1, 2024, by and between Zenith Integrated Modular Limited and Zenith (PMS) Limited, a Hong Kong limited liability company (1)
10.10	Written Description of the Oral Agreement for Product Development Services (4)
21	Subsidiaries *
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

_______________________

*	Filed herewith.
(1)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on May 30, 2025.
(2)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10-12G/A filed with the Securities and Exchange Commission on July 7, 2025.
(3)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10-12G/A filed with the Securities and Exchange Commission on August 12, 2025.
(4)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10-12G/A filed with the Securities and Exchange Commission on September 18, 2025.

Item 16. Form 10-K Summary.

Not applicable.

75

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ModuLink Inc.

By:	/s/ FU Wah
FU Wah
Title: Chief Executive Officer

March 31, 2026

76