Form 10-Q
period 2026-03-31
ModuLink Inc.
filed 2026-05-20
CIK 1611046

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 000-55649

MODULINK INC.

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

As of May 20, 2026, the Company had outstanding 3,969,933,920 shares of common stock.

MODULINK INC.
QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2026

i

INTRODUCTORY COMMENTS

We are a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and an affiliated company in Australia. Our investors hold shares of common stock in ModuLink Inc., the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiaries and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong authority. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong.”set forth in the Company’s Annual Report Form 10-K for the year ended December 31, 2025 (“Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2026.

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

ii

The business of our subsidiaries is not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) we do not have one million individual online users of our products and services in Hong Kong; (ii) we do not possess a large amount of personal information in our business operations. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than Renminbi (“RMB”) 400 million. Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. For a detailed description of the risks the Company is facing and the offering associated with our operations in Hong Kong, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong.” set forth in the Annual Report.

The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result, an exchange may determine to delist our securities. The Consolidated Appropriations Act, 2023 amended the HFCAA and reduced the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 16, 2021, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. On December 15, 2022, the PCAOB issued a report that vacated its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. Our auditor is based in Hong Kong and is subject to PCAOB inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. If PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong and we continue to use an accounting firm headquartered in Hong Kong to issue an audit report on our financial statements filed with the Securities and Exchange Commission, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 10-K for the relevant fiscal year. There can be no assurance that we would not be identified as a Commission-Identified Issuer for any future fiscal year, and if we were so identified for two consecutive years, we would become subject to the prohibition on trading under the HFCAA, as amended by the Consolidated Appropriations Act, and our securities may be delisted from OTC Markets as a result. Furthermore, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period was shortened to two upon the enactment of the Consolidated Appropriations Act, 2023. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth in the Annual Report.

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

v

References in this Quarterly Report to the “Company,” “MDLK” “we,” “us” and “our” refer to ModuLink Inc., a Nevada company and all of its subsidiaries on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

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

In order for us to pay dividends to our shareholders, we will rely on payments made from our Hong Kong subsidiaries to ModuLink Inc.. If in the future we have PRC subsidiaries, certain payments from such PRC subsidiaries to Hong Kong subsidiaries will be subject to PRC taxes, including business taxes and VAT. As of the date of this Quarterly Report, we do not have any PRC subsidiaries and our Hong Kong subsidiaries have not made any transfers, dividends or distributions nor do we expect to make such transfers, dividends or distributions in the foreseeable future.

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by a PRC subsidiary to its immediate holding company. As of the date of this Quarterly Report, we do not have a PRC subsidiary. In the event that we acquire or form a PRC subsidiary in the future and such PRC subsidiary desires to declare and pay dividends to our Hong Kong subsidiary, our Hong Kong subsidiary will be required to apply for the tax resident certificate from the relevant Hong Kong tax authority. In such event, we plan to inform the investors through SEC filings, such as a current report on Form 8-K, prior to such actions. See “Risk Factors – Risks Relating to Doing Business in Hong Kong.”

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

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Annual Report.

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

viii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MODULINK INC.

1

MODULINK INC.

CONSOLIDATED BALANCE SHEETS

(In US dollars except for number of shares and per share data)

	Note(s)	March 31, 2026 (Unaudited)	December 31, 2025 (Audited)

ASSETS

Current Assets
Cash and bank balance		$70,035	$152,786
Accounts receivable	4	5,002	1,900
Prepaid expenses and other current assets, net	6	86,085	64,846
Amount due from a related company	7	–	58,219
Amount due from an associate	8	181,765	165,388
Amount due from immediate holding company	9	17,534	16,334
Loan receivable	10	158,743	156,954
Total Current Assets		519,164	616,427

Equipment, net	11	39,006	44,940
Investment in an associate	12	3	3
Long term prepayment	13	18,077	18,077
Total Non-Current Assets		57,086	63,020
TOTAL ASSETS		$576,250	$679,447

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	14	$25,000	$33,461
Accrued expenses and other payables		324,385	82,880
Contract liabilities	5	106,866	187,100
Tax liabilities		55,500	55,500
Amount due to related companies	15	78,575	227,801
Amount due to directors	16	109,844	10,386
Notes payable	17	134,886	132,260
Total Current Liabilities		835,056	729,388

TOTAL LIABILITIES		835,056	729,388

STOCKHOLDERS’ EQUITY
Preferred stock: Series A Convertible Preferred Shares, $0.001 par value, 10,000,000 shares authorized, shares issued and outstanding: 200,000 as of March 31, 2026 and December 31, 2025		200	200
Common stock, $0.001 par value, 6,000,000,000 shares authorized, shares issued and outstanding: 3,969,933,920 as of March 31, 2026 and December 31, 2025		3,969,934	3,969,934
Additional paid-in capital		99,410	99,410
Exchange reserve		366	366
Accumulated deficit		(4,328,716)	(4,119,851)
TOTAL STOCKHOLDERS’ EQUITY	19	(258,806)	(49,941)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$576,250	$679,447

The accompanying notes are an integral part of the consolidated financial statements.

MODULINK INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In US dollars except for number of shares and per share data)

		Three months ended March 31,	Three months ended March 31,
	Note(s)	2026	2025

REVENUES	22	$151,840	$429,096

COST OF REVENUES
Cost of services		(135,732)	(379,550)

GROSS PROFIT		16,108	49,546

OPERATING EXPENSES
General and administrative		(204,167)	(247,113)
Total operating expenses		(204,167)	(247,113)

LOSS FROM OPERATIONS		(188,059)	(197,567)

OTHER INCOME
Interest income		1,789	1,938
Interest expense		(2,626)	(2,425)
Total other expenses		(837)	(487)

SHARING OF ASSOCIATE LOSS		(19,969)	–

NET LOSS BEFORE INCOME TAX		(208,865)	(198,054)
Income tax	23	–	(8,822)

NET LOSS		(208,865)	(206,876)

OTHER COMPREHENSIVE INCOME
Other comprehensive income		–	–

COMPREHENSIVE LOSS		$(208,865)	$(206,876)

NET LOSS PER ORDINARY SHARE – BASIC	21	$(0.000053)	$(0.000052)

NET LOSS PER ORDINARY SHARE – DILUTED	21	$(0.000026)	$(0.000026)

The accompanying notes are an integral part of the consolidated financial statements.

MODULINK INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In US dollars except for number of shares and per share data)

For the three months ended March 31, 2026

	Common stock (i)		Preferred stock		Additional paid-in capital	Exchange	Accumulated
	Shares	Amount	Shares	Amount	(Note 1)	reserve	deficit	Total
Balance as of January 1, 2026	3,969,933,920	$3,969,934	200,000	$200	$99,410	$366	$(4,119,851)	$(49,941)
Net loss for the period	–	–	–	–	–	–	(208,865)	(208,865)
Balance as of March 31, 2026	3,969,933,920	$3,969,934	200,000	$200	$99,410	$366	$(4,328,716)	$(258,806)

For the three months ended March 31, 2025

	Common stock (i)		Preferred stock		Additional paid-in capital	Exchange	Accumulated
	Shares	Amount	Shares	Amount	(Note 1)	reserve	deficit	Total
Balance as of January 1, 2025	3,969,933,920	$3,969,934	200,000	$200	$(969,820)	$366	$(2,849,731)	$150,949
Capital contributions	–	–	–	–	669,872	–	–	669,872
Net loss for the period	–	–	–	–	–	–	(206,876)	(206,876)
Balance as of March 31, 2025	3,969,933,920	$3,969,934	200,000	$200	$(299,948)	$366	$(3,056,607)	$613,945

(i)	The Company’s board of directors has authorized the issuance of 2,356,712,066 shares of common stock with a total par value of $2,356,712 for the Share Exchange. These shares were issued to the respective shareholders on May 30, 2025.

The accompanying notes are an integral part of the consolidated financial statements.

MODULINK INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In US dollars except for number of shares and per share data)

	Three months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before income tax	$(208,865)	$(198,054)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of equipment	5,934	2,248
Changes in operating assets and liabilities:
Accounts receivable	(3,102)	(129,077)
Contract assets including retainage, net	–	(49,294)
Prepaid expenses and other current assets, net	(21,239)	23,662
Amount due from an associate	(16,377)	(104,447)
Amount due from a related company	58,219	–
Amount due from immediate holding company	(1,200)	–
Other receivables	–	(15,384)
Accounts payable	(8,461)	110,220
Contract liabilities	(80,234)	(149,571)
Accrued expenses and other payables	241,505	(242,570)
Amount due to related companies	(149,226)	(61,413)
Amount due to directors	99,458	–
Notes payable	2,626	2,425
Net cash used in operating activities	(80,962)	(811,255)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	–	(2,100)
Net cash used in investing activities	–	(2,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance in a subsidiary	–	669,872
Loan receivable	(1,789)	(1,846)
Net cash (used in) / provided by financing activities	(1,789)	668,026

NET DECREASE IN CASH	(82,751)	(145,329)

CASH, BEGINNING OF PERIOD	152,786	382,127

CASH, END OF PERIOD	$70,035	$236,798

The accompanying notes are an integral part of the consolidated financial statements.

MODULINK INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

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

MIL is a holding company which was incorporated on March 13, 2025 in the British Virgin Islands. On March 25, 2025, MIL completed a group restructuring through a share exchange transaction with the shareholders of ModuLink Corporation Limited (“MCL”), a company incorporated in Hong Kong. MCL is the holding company of the entire equity interests in its subsidiaries including Zenith Integrated Modular Limited (“ZIML”), Zenith AY Modular Buildings Company Limited (“ZAMBCL”) and ModuLink InnoTech Limited (“MITL”). Details of the Company’s principal subsidiaries as of March 31, 2026 and December 31, 2025 are described in Note 3 – Subsidiaries. Upon the completion of the share exchange, MIL became the parent holding company of MCL.

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

MODULINK INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

NOTE 1	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONT’D)

Merger of Entities under Common Control and Reverse Recapitalization

Prior to the Share Exchange, the Company was considered as a shell company due to its nominal assets and limited operation. The Share Exchange was part of a planned sequence of integrated transactions beginning with the February 2025 change in control and culminating in the May 2025 acquisition of MIL.

The Share Exchange is accounted for as a merger of entities under common control in accordance with ASC 805-50, as Mr. TAM, Hin Wah Anthony, Mr. FU, Wah and Mr. AU-YEUNG Sai Kit, who collectively control 100% of ModuLink BVI and 60% of MIL, exercised continuous and effective control over both entities throughout the transaction period. The same individuals served as directors and majority shareholders of both MDLK and MIL after the change of control in February 2025, and coordinated the Share Exchange as part of a single strategic plan to reorganize MIL under a public entity. Upon the consummation of acquisition on May 1, 2025, MIL became the ongoing operating entity of the Company.

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

During the three months ended March 31, 2026 and 2025, the Company and ModuLink Group (collectively referred to the “Group”) generated revenues primarily from modular building construction and design services business.

Going Concern

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America, or U.S. GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses of $208,865 and has net cash used in operating activities of $80,962 for the three months ended March 31, 2026. In addition, as at the reporting date, the Company has accumulated deficit of $4,328,716. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The accompany consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

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

MODULINK INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation and Preparation

These consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and are expressed in United States dollars. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s consolidated financial position and results of operations for the periods presented. Certain information and disclosure included in these interim consolidated financial statements have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2025. The results for the three months period ended March 31, 2026 and 2025, are not necessarily indicative of the results to be expected for a full year, any other interim periods or future years or periods.

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

MODULINK INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

NOTE 3	SUBSIDIARIES

Details of the Company’s principal consolidated subsidiaries as of March 31, 2026 and December 31, 2025 were as follows:

	Place of	Ownership/Control interest attributable to the Company
Name	Incorporation	March 31, 2026	December 31, 2025	Principal activities
ModuLink Investment Limited (“MIL”) (i)	British Virgin Islands	100%	100%	Holding company
ModuLink Corporation Limited (“MCL”) (ii)	Hong Kong	100%	100%	Holding company and provision of intergroup management services
Zenith Integrated Modular Limited (“ZIML”) (iii)	Hong Kong	100%	100%	Provision of construction and engineering services
Zenith AY Modular Buildings Company Limited (“ZAMBCL”) (iv)	Hong Kong	100%	100%	Provision of project management services in overseas (vi)
ModuLink InnoTech Limited (“MITL”) (v)	Hong Kong	100%	100%	Provision of technology management services
ModuLink Innotech Pty Limited (“MIPL”) (vii)	Australia	80%	80%	Provision of AI healthcare and smart living solutions

Remarks:

i)	ModuLink Investment Limited was incorporated on March 13, 2025 in the British Virgin Islands.

ii)	ModuLink Corporation Limited was incorporated on June 26, 2024 in Hong Kong.

iii)	ZIML was incorporated on August 13, 2021, as a wholly owned subsidiary of a Hong Kong limited company, which was beneficially held by Anthony Hin Wah TAM (“Mr. TAM”), a major shareholder, director and chairman of the Company. On August 1, 2024, a share swap agreement was executed among ZIML, MCL, the Hong Kong entity held by Mr. TAM, and two other major shareholders of MIL. Pursuant to this agreement, Mr. TAM exchanged his entire ultimate shareholding in ZIML for a 50% equity interest in MCL prior to private placements to other shareholders. After the transaction, ZIML became the wholly-owned subsidiary of MCL.

iv)	ZAMBCL was incorporated on March 4, 2024, and was jointly owned by a Hong Kong company, which was beneficially held by Sai Kit AU-YEUNG (“Mr. AU-YEUNG”) (70%) and ZIML (30%). Mr. AU-YEUNG is also a major shareholder, director and chief financial officer of the Company. On August 1, 2024, a share swap agreement was signed among ZAMBCL, MCL, ZIML, Mr. AU YEUNG and his company. Pursuant to this agreement, Mr. AU-YEUNG transferred his 70% shareholding in ZAMBCL in exchange for a 25% equity interest in MCL prior to private placements to other shareholders. After the transaction, ZAMBCL became the wholly-owned subsidiary of ZIML.

v)	MITL was incorporated on December 17, 2021, and was jointly owned a Hong Kong limited company, which was beneficially held by Wah FU (“Mr. FU”) (40%) and ZIML (60%). Mr. FU is a major shareholder, director and chief executive officer of the Company. On August 1, 2024, a share swap agreement was executed among MITL, MCL, ZIML, Mr. FU and his company. Pursuant to this agreement, Mr. FU exchanged his 40% shareholding in MITL for a 25% equity interest in MCL prior to private placements to other shareholders. After the transaction, MITL became the wholly-owned subsidiary of ZIML.

vi)	ZAMBCL has not commenced business during the three months ended March 31, 2026.

vii)	MIPL was incorporated on September 15, 2025 and has not commenced business during the three months ended March 31, 2026.

MODULINK INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

NOTE 4	ACCOUNTS RECEIVABLE

Accounts receivable as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Accounts receivable	$5,002	$1,900
Less: provision for credit losses	–	–
Total	$5,002	$1,900

For the three months ended March 31, 2026 and 2025, the Company recorded no provision for credit losses for accounts receivable.

NOTE 5	CONTRACT LIABILITIES

Costs and estimated earnings compared to billings on uncompleted contracts as of March 31, 2026 and December 31, 2025 consisted of the following:

Billings in excess of costs and estimated earnings on uncompleted contracts:

	March 31, 2026	December 31, 2025
Contract costs incurred plus estimated earnings	$1,251,319	$1,106,982
Less: Progress billings	(1,358,185)	(1,294,082)
	$(106,866)	$(187,100)

NOTE 6	PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Prepaid expenses	$4,000	$29,932
Deposit paid	20,282	–
Other receivables	61,803	34,914
	$86,085	$64,846

NOTE 7	AMOUNT DUE FROM A RELATED COMPANY

The amount due from the related company in which the Company's director also serves as the director. The amount is unsecured, non-interest-bearing, and repayable on demand.

MODULINK INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

NOTE 8	AMOUNT DUE FROM AN ASSOCIATE

The amount due from the associate is unsecured, non-interest-bearing, and repayable on demand.

NOTE 9	AMOUNT DUE FROM IMMEDIATE HOLDING COMPANY

The amount is due from the immediate holding company, ModuLink Inc, a company incorporated in the British Virgin Islands. The amount is unsecured, non-interest-bearing, and repayable on demand.

NOTE 10	LOAN RECEIVABLES

The amount was due from an independent property development entity based in Canada. The amount due is unsecured, carries interest at a rate of 5% per annum and repayable on demand.

NOTE 11	EQUIPMENT, NET

Equipment, net as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Office equipment	$5,387	$5,387
Computer equipment	29,891	29,891
Furniture and Fixtures	12,346	12,346
Leasehold improvement	14,819	14,819
Less: accumulated depreciation	(23,437)	(17,503)
Total	$39,006	$44,940

Depreciation expense for the three months ended March 31, 2026 and 2025 amounted to $5,934 and $2,248, respectively.

Pledge of Equipment

No equipment has been pledged by the Company.

MODULINK INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

NOTE 12	INVESTMENT IN AN ASSOCIATE

ModuLink Australia Pty Limited was incorporated in Australia on 30 July 2024 for providing construction and engineering services in Australia.

	March 31, 2026	December 31, 2025
Investment cost	$3	$3

The following table summarises the financial information of the associate as included in its own financial statements and also reconciles the summarized financial information to the carrying amount of the Group’s interest in the associate.

Ownership/Control interest	40%	40%
Non-current assets	$222,546	$–
Current assets	1,499	–
Non-current liabilities	–	–
Current liabilities	(350,521)	–
Net liabilities (100%)	$(126,476)	$–

Group’s share of net liabilities (40%)	$(50,590)	$–

	Three months ended March 31, 2026	Three months ended March 31, 2025
Revenue	$–	$–
Loss from continuing operations	(44,827)	–
Other comprehensive income	(5,096)	–
Total comprehensive loss (100%)	$(49,923)	$–

Group’s share of comprehensive loss (40%)	$(19,969)	$–

NOTE 13	LONG TERM PREPAYMENT

The amount represents prepayments made for mouldings used for production purposes.

NOTE 14	ACCOUNTS PAYABLE

	March 31, 2026	December 31, 2025
Accounts payable	$25,000	$33,461

Included in accounts payable, an amount of $25,000 and $28,846 was payable to a related company as at March 31, 2026 and December 31, 2025, respectively.

MODULINK INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

NOTE 15	AMOUNT DUE TO RELATED COMPANIES

The summary of amount due to related companies as of March 31, 2026 and December 31, 2025 is as follows:

	March 31, 2026	December 31, 2025
Zenith (PMS) Limited	$47,051	$227,801
AY Consulting Services Company	31,524	–
Total	$78,575	$227,801

The amount due to related companies in which the Company's directors also serve as directors. These balances primarily represent advances provided to fund certain development projects. The amounts are unsecured, non-interest-bearing, and repayable on demand.

NOTE 16	AMOUNT DUE TO DIRECTORS

The amount due to the directors is unsecured, non-interest-bearing, and repayable on demand.

NOTE 17	NOTES PAYABLE

Notes payable as of March 31, 2026 and December 31, 2025 consisted of the following:

			Outstanding Amount (including accrued interest)
Name of Note Holder	Principal Amount	Date of Issuance	March 31, 2026	December 31, 2025
Zenith (Hong Kong) Engineering Limited	$75,000	Oct 2, 2017	$49,288	$48,329
Zenith (Hong Kong) Engineering Limited	65,000	Nov 17, 2019	85,598	83,931
	$140,000		$134,886	$132,260

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

MODULINK INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

NOTE 18	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 and other related guidelines.

At the end of the reporting period, there were contingent liabilities of maximum USD 1.91 million (December 31, 2025: USD 1.91 million) in respect of the subsidiary providing a corporate guarantee to a bank for securing the general banking facilities granted to both the subsidiary and a related company wholly owned by Mr. Tam Hin Wah Anthony.

This guarantee represents a contingent liability, as the Company may be required to perform under the guarantee in the event of default by the related company. As of March 31, 2026 and December 31, 2025, no liability has been recognized in the consolidated financial statements, as management has determined that the likelihood of payment under the guarantee is not probable.

The Company will continue to monitor the financial condition of the related company and assess the need for recognition of a liability in accordance with ASC Topic 450.

As of March 31, 2026 and December 31, 2025, except as disclosed above, the Company’s management is not aware of any other material commitments or contingencies.

NOTE 19	STOCKHOLDERS’ EQUITY

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

Common Stock

The number of authorized common stock is Six Billion (6,000,000,000) Shares. Issued and Outstanding as of March 31, 2026 and December 31, 2025 were 3,969,933,920. The shares were issued under Rule 144 of the Securities and Exchange act.

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

MODULINK INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

NOTE 19	STOCKHOLDERS’ EQUITY (CONT’D)

Series A Convertible Preferred Shares

The number of authorized Series A Convertible Preferred is Five Hundred Thousand (500,000) Shares. Shares Issued and Outstanding as of March 31, 2026 and December 31, 2025 were 200,000 shares. Each holder of Series A Convertible Preferred Shares is entitled to vote together with holders of the common stock with each one Series A Convertible Preferred A Share voting as twenty thousand shares of Common Stock. Similarly, each one share of Series A Convertible Preferred Share is convertible into twenty thousand shares of Common Stock.

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

As disclosed in Note 24 – Subsequent Events, the Company issued an aggregate of 10,250 shares of Series A Convertible Preferred Stock subsequent to March 31, 2026. As of the date of this Quarterly Report, the Company had 210,250 shares of preferred stock issued and outstanding.

(B) Dividends

The Company has not declared any dividends since incorporation.

NOTE 20	RELATED PARTY TRANSACTIONS

Except as set forth below, during the three months ended March 31, 2026 and 2025, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

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

For the three months ended March 31, 2026 and 2025, the Company recognized rental expense of $7,385 (2025: $10,522) payable to AY Consulting Services Company Limited. The Company’s Chief Financial Officer is a director and shareholder of AY Consulting Services Company Limited.

In addition to the transactions and balances detailed elsewhere in these financial statements, the Company had the following transactions with the related company:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Project and design management service fees paid to Zenith (PMS) Limited	$57,692	$134,615
Product development fees paid to Leidenford Ltd.	$11,538	$11,538

MODULINK INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

NOTE 21	NET LOSS PER ORDINARY SHARE

Net loss per share information for the three months ended March 31, 2026 and 2025 was as follows:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Numerator:
Net loss attributable to common stockholders	$(208,865)	$(206,876)
Denominator:
Weighted average number of shares outstanding:
Basic	3,969,933,920	3,969,933,920
Diluted	7,969,933,920	7,969,933,920
Net loss per ordinary share:
Basic	$(0.000053)	$(0.000052)
Diluted	$(0.000026)	$(0.000026)

The Company had convertible preferred stock outstanding during the three months ended March 31, 2026 and 2025, which is potentially dilutive upon conversion to ordinary shares. Accordingly, diluted net loss per share has been calculated to reflect the potential impact of such conversions. The Company did not have any stock options or warrants issued and outstanding during the periods presented. As mentioned in Note 1, the Share Exchange between the Company and MIL was a merger of entities under common control and accounted for as a reverse recapitalization, the common stock has been retrospectively restated to reflect the issuance of 2,356,712,066 shares of MDLK common stock for all periods presented. The weighted average number of shares outstanding for three months ended March 31, 2026 and 2025 was presented as if all the shares of the Company issued on May 30, 2025 for the Share Exchange occurred at the beginning of the earliest reporting period.

NOTE 22	REVENUE

The breakdown of revenue for the three months ended March 31, 2026 and 2025 is as follows:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Design and build services	$144,338	$300,019
Project design and management services	–	129,077
Sales of goods	7,502	–
Total	$151,840	$429,096

MODULINK INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

NOTE 23	INCOME TAXES

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

Income is subject to taxation in various countries in which the Company and its subsidiaries operate or are incorporated.

NOTE 24	SUBSEQUENT EVENTS

Except as disclosed below, the Company has evaluated all transactions and events after the balance sheet date and has determined that no additional disclosures are required.

Acquisition of ASA Robotics Limited

On January 26, 2026, the Company entered into a definitive Share Purchase Agreement to acquire a 60% equity interest in ASA Robotics Limited (“ASA Robotics”), a Hong Kong-based robotics and intelligent automation company. On April 23, 2026, the Company completed the acquisition pursuant to the terms of the Share Purchase Agreement. As consideration for the acquisition, the Company issued 6,500 shares of its preferred stock at approximately US$98.62 per share, representing aggregate consideration of approximately HKD 5,000,000 (approximately USD 641,026) payable to the selling shareholder. Following completion of the transaction, ASA Robotics became a majority-owned subsidiary of the Company.

Private Placement Financing

On May 5, 2026, the Company entered into securities purchase agreements with three investors in connection with the initial closing of a private placement offering of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The Company may offer up to an aggregate of 12,500 shares of Series A Preferred Stock in the offering for aggregate gross proceeds of up to approximately USD 1,000,000, if fully subscribed.

As of the date of this Quarterly Report, the Company received aggregate gross proceeds of approximately USD 300,000 from the sale of 3,750 shares of Series A Preferred Stock at a purchase price of USD 80.00 per share. Each share of Series A Preferred Stock is convertible into 20,000 shares of the Company’s common stock, representing an initial conversion price of USD 0.004 per share of common stock, subject to customary anti-dilution adjustments, including stock splits, stock dividends, combinations, reclassifications, and similar recapitalization events.

The Series A Preferred Stock is convertible at the option of the holder following the earlier of (i) six months from the date of issuance or (ii) the occurrence of a qualified liquidity event, as defined in the transaction documents. The Series A Preferred Stock votes together with the Company’s common stock on an as-converted basis, except as otherwise required by law. Dividends on the Series A Preferred Stock are non-cumulative and payable only if and when declared by the Company’s Board of Directors.

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

Unless indicated otherwise, throughout this Quarterly Report on Form 10-Q, we refer to ModuLink Inc. and its consolidated subsidiaries, as “MDLK,” “we,” “us” and “our.”

Numerical information in this report is presented on a rounded basis using actual amounts. Minor differences in totals and percentage calculations may exist due to rounding.

Description of Business

ModuLink Inc. is a Nevada holding company that, through its subsidiaries, is primarily engaged in property development, construction, design services, AI healthcare solutions, and environmental technology applications. The Company is focused on developing technology-enabled and sustainable communities through the integration of modular integrated construction technology (“MiC”), smart home and property management systems enabled by AI Internet of Things (“AIoT”) technology, artificial intelligence (“AI”) solutions for healthcare and elderly care, and atmospheric water generator (“AWG”) technologies.

The Company seeks to develop sustainable, technology-enabled communities that enhance quality of life through the construction of smart, energy-efficient structures designed to be secure, adaptable, and future-ready. Its business strategy focuses on projects and solutions intended to improve living standards, reduce environmental impact, and promote innovation across the real estate, healthcare, and smart infrastructure sectors in Australia, Canada, Hong Kong, and other selected international markets.

By embracing advanced technologies, the Company expects to achieve competitive advantages, support sustainable growth, and address the evolving needs of modern urban and community environments. The Company believes that careful planning, strategic investment, and effective risk management are essential to maximizing the potential of these innovative solutions and supporting long-term success. The Company is committed to advancing the boundaries of construction innovation, smart living, healthcare technology, and sustainable infrastructure. However, the extent to which these initiatives contribute to future value creation will depend on a number of factors, including market conditions, financing availability, regulatory developments, customer adoption and the Company’s ability to execute its business plan.

Property Development, MiC and Smart Home Solutions

In carrying out its property development activities, the Company relies on third-party manufacturers and strategic partners to supply key components of its proprietary ModuLink platform, including modular steel structures, certain smart building components, and atmospheric water generators. These systems are designed or specified in-house and incorporate technologies that are owned or controlled by the Company. ModuLink collaborates with its strategic partners in the production and supply chain management of such components in accordance with the Company’s design specifications and quality standards.

In the Company’s real estate development segment, the Company is pursuing opportunities in Vancouver involving the application of its Smart Home AI system in residential developments. The Company views these projects as pilot and demonstration opportunities for future market expansion. In addition, the Company is seeking strategic investors and partners to support the development of pilot modular townhouse projects in Vancouver, which are intended to demonstrate the advantages of modular construction, including improved efficiency, shorter development timelines, and potential cost savings.

The Company has not undertaken any MiC projects since 2024. During this period, it has focused on preparatory activities, including regulatory planning, site identification, feasibility assessments, and capital planning, in order to establish a foundation for future execution. The Company is currently evaluating cost-effective locations and engaging in feasibility discussions with local partners and landowners to assess project viability, market potential, and strategic fit, particularly in Canada, Australia, and Hong Kong. Subject to obtaining the necessary funding, the Company intends to commence one to two MiC projects within the next twelve months. In parallel, ModuLink continues to explore potential development opportunities in Australia, North America, and selected parts of Europe.

AWG Business

The Company is developing its AWG business line as part of its sustainable infrastructure strategy. The Company plans to deploy its existing AWG products in Australia, particularly in remote and underserved areas where access to reliable water supply may be limited. Its current AWG system is capable of extracting up to 100 liters of water per day from the air, which the Company believes makes it suitable for remote project sites and off-grid applications. The Company expects that use of these systems may reduce both the cost and carbon emissions associated with transporting water to such locations.

The Company is also preparing to launch AWG 2.0, a new product designed for office and home use. AWG 2.0 is expected to produce up to 10 liters of water per day and to feature a more modern consumer-oriented design, together with improved cost and power efficiency. The Company currently expects to launch its early-bird program in June 2026, followed by a Kickstarter campaign in August 2026, with first shipments anticipated in the fourth quarter of 2026.

AI Healthcare and Elderly Care Solutions

The Company is expanding its AI healthcare business in Australia, with a particular focus on nursing centers and elderly care facilities through the deployment of its Luna AI system and AI chatbot solutions. The AI chatbot is expected to be soft-launched in Hong Kong and Sydney, Australia, in the second quarter of 2026. The distribution channel in Australia is currently under development. These technologies are intended to improve communication, monitoring, operational efficiency, and quality of care for elderly patients.

The Company is also preparing to launch AWG 2.0, a new product designed for office and home use. Powered by the Company’s proprietary technologies, AWG 2.0 is expected to produce up to 10 liters of water per day and to feature a more modern consumer-oriented design, together with improved cost and power efficiency. The Company currently expects to launch its early-bird program in June 2026, followed by a Kickstarter campaign in August 2026, with first shipments anticipated in the fourth quarter of 2026.

Manufacturing, Supply Chain and Strategic Partnerships

In addition to core manufactured components, the Company sources various auxiliary materials, equipment, and technologies from local suppliers in the jurisdictions where its projects are developed. This hybrid sourcing strategy is intended to improve cost efficiency, reduce logistical complexity, and support regional supply networks.

To mitigate geopolitical, regulatory, and operational risks, the Company is actively exploring opportunities to identify and engage qualified manufacturing partners outside of mainland China. Its objective is to diversify its supply chain by establishing relationships with suppliers in jurisdictions that offer competitive cost structures, manufacturing capability, and regulatory stability. The Company believes this initiative will strengthen supply chain resilience while maintaining the quality and performance standards required by its proprietary technologies.

On July 1, 2025, the Company entered into a cooperation agreement with a wholly owned subsidiary of Hume Plasterboard Pty Ltd. (“Hume”), a building materials supplier in Australia. The agreement has a term of one year, subject to extension upon one month’s prior written notice by either party. Under this cooperation arrangement, the parties collaborate in connection with the application of MiC technologies across a range of housing developments, with a shared focus on quality, speed, and sustainability. The Company leads project planning and modular design, while Hume supplies off-site prefabricated MiC components using building materials in accordance with the Company’s design requirements and applicable local building codes. The Company believes this collaboration combines ModuLink’s modular construction expertise with Hume’s building materials capabilities to support the delivery of faster, greener, and smarter building solutions.

The Company also intends to continue its cooperation with Hume and explore opportunities to expand the relationship to include new products and building materials sourced from overseas through the Company’s ModuLink network, while leveraging Hume’s established sales and distribution channels to facilitate market penetration in the Australian market.

Because the Company depends on third-party manufacturers and partners for certain aspects of its operations, any interruption in the provision of products or services by these third parties, whether due to supply chain disruptions, regulatory restrictions, geopolitical developments, or other factors, may impair the Company’s ability to deliver products, systems, or development projects in a timely or cost-effective manner.

ASA Robotics Distribution and Acquisition

On September 29, 2025, the Company’s wholly owned subsidiary, ModuLink Innotech Limited (“MITL”), entered into a three-year exclusive distribution and marketing agreement with ASA Robotics Limited (“ASA Robotics”). Under this arrangement, MITL was appointed as ASA Robotics’ exclusive partner to promote, market, and distribute ASA Robotics’ AI Health System, Luna CAT, a fall detection and prevention solution designed for elderly care, in Hong Kong and international markets. In addition, the parties agreed in principle to explore the potential co-development of next-generation AI companion services, subject to future definitive agreements addressing scope, responsibilities, and commercial terms.

On April 23, 2026, the Company completed the acquisition of a 60% equity interest in ASA Robotics Limited, a Hong Kong company engaged in robotics and intelligent automation solutions. The Company believes this acquisition represents a strategic step in expanding its capabilities in AI-enabled healthcare, elderly care, and institutional support environments. ASA Robotics has deployed technologies across multiple public and private hospitals in Hong Kong, including applications involving geriatric care, patient support, inventory digitization, and workflow optimization. The Company expects the integration of ASA Robotics’ technologies to complement its broader ecosystem of smart living, modular construction, and IoT-enabled solutions.

Capital Resources and Financing

The Company’s sources of capital include the sale of equity securities, including common stock and preferred stock sold in private transactions, as well as short-term and long-term debt. The Company expects to finance future acquisitions, development activities, and expansion initiatives through a combination of equity financing, debt financing, and strategic investments.

The Company is currently engaged in active discussions to raise funding necessary to support its potential property development projects in Hong Kong, Canada, and Australia. The Company also believes that successful execution of its growth strategy may support future increases in shareholder value, although there can be no assurance that such value will be realized.

The Company believes that, if it is able to successfully raise approximately US$5 million through its next round of private placement financing, it will be in a position to commence its real estate modular housing projects within the next twelve months. If the Company is able to raise approximately US$10 million through additional private placement financing, it expects to begin land acquisition activities to establish a land reserve for future development projects.

The Company is indebted to Zenith (Hong Kong) Engineering Limited (“Zenith (HK)”) in the approximate amount of US$134,886 as of March 31, 2026. Pursuant to the Stock Purchase Agreement dated January 22, 2025, two convertible promissory notes were purchased and assigned to Zenith (HK) on January 30, 2025. On February 28, 2025, Zenith (HK) waived all rights to convert the outstanding principal amount and any accrued but unpaid interest under the two convertible promissory notes into equity securities of the Company. Both notes are currently due and payable.

The Company is currently negotiating with Zenith (HK) a proposed arrangement pursuant to which the existing notes payable would be replaced with preferred shares of the Company, with the objective of reducing or eliminating future interest expense that would otherwise be incurred under the notes. However, there can be no assurance that the parties will reach a definitive agreement on such terms, or at all. If the Company is unable to complete such arrangement or otherwise satisfy these obligations on acceptable terms, its ability to implement its business plan or expand its business could be materially adversely affected.

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

The foregoing descriptions of the Stock Purchase Agreement, each of the promissory notes transferred to Zenith (HK), and the Waiver and Amendment Agreement of promissory notes are qualified in their entirety by reference to the Stock Purchase Agreement, which is filed as Exhibits 10.1 through and including 10.5 to the Registration Statement on Form 10-12G/A filed with the Securities and Exchange Commission and are incorporated herein by reference.

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

As at the date of this Quarterly Report, our corporate structure is described below:

(1)	ModuLink Inc., a Nevada corporation, is our parent holding company and conducts no business operations.
(2)	ModuLink Investment Limited, a British Virgin Islands limited company, is a holding company.
(3)	ModuLink Corporation Limited, a Hong Kong limited liability company, focuses on strategic planning and providing intergroup management services serving its subsidiaries.
(4)	Zenith Integrated Modular Limited, a Hong Kong limited liability company, provides design, engineering and holistic project management services, including project planning, procurement, logistics, assembly and installation.
(5)	ModuLink InnoTech Limited, a Hong Kong limited liability company, is a technology development company focused on Air-to-Water (A2W) technology and building management systems with built-in software to enable real-time monitoring and control.
(6)	Zenith AY Modular Buildings Company Limited, a Hong Kong limited liability company, is an investment holding and project investment company
(7)	ModuLink Australia Pty. Limited., an Australian limited liability company, is a project management company that facilitates project development in Australia. Each of Zenith AY Modular Buildings Company Limited and Zenith (PMS) Limited, a Hong Kong company, hold 40% and 60% of the outstanding securities of ModuLink Australia Pty. Ltd. TAM, Hin Wah Anthony, our Chairman of the Board, is the director and controlling shareholder of Zenith (PMS) Limited.
(8)	ModuLink Innotech Pty. Limited, an Australian limited liability company, provides AI healthcare and smart living solutions in Australia. ModuLink InnoTech Limited holds 80% equity interest in ModuLink Innotech Pty. Limited.
(9)	ASA Robotics Limited is a Hong Kong limited liability company specializing in advanced robotics and AI automation solutions for healthcare and industrial applications. The Company completed the acquisition of 60% interest in ASA Robotics Limited pursuant to the terms of the Share Purchase Agreement on April 23, 2026.

Business and Financial plans

•	AI Healthcare and Elderly Care Expansion

The Group is actively expanding its AI healthcare business in Australia, with a particular focus on nursing centers and elderly care facilities through the deployment of its Luna AI system and AI chatbot solutions. These technologies are designed to support elderly patients by improving communication, monitoring, service efficiency, and overall care quality.

Beyond Australia, the Group intends to extend this AI healthcare development model into Singapore and Canada, particularly in Vancouver and Toronto, where similar demand for elderly care innovation and healthcare support solutions is emerging.

In Hong Kong, the Luna AI System continues to be applied successfully in both public and private hospitals, as well as in nursing centers and retirement housing for the elderly. The Group believes that its continued adoption in Hong Kong demonstrates the scalability and practical value of its AI-enabled healthcare solutions across institutional and residential care settings.

•	Real Estate Development and Smart Home AI Applications

In the real estate development segment, the Group is pursuing a project in Vancouver involving the application of its Smart Home AI system in residential developments. This project is intended to serve as a demonstration and pilot model for future expansion into the local market.

At the same time, the Group is seeking strategic investors and partners to collaborate on the development of pilot modular townhouse projects in Vancouver. These projects are expected to showcase the advantages of modular construction, including improved construction efficiency, reduced development timelines, and cost savings, thereby maximizing value and benefits for the Group and its partners.

•	MiC Development Strategy and Project Pipeline

The Company has not undertaken any Modular Integrated Construction (MiC) projects since 2024. During this period, it has focused on key preparatory activities, including regulatory planning, site identification, feasibility assessments, and capital planning, in order to establish a solid foundation for future project execution.

The Company is currently evaluating cost-effective locations and conducting feasibility discussions with local partners and landowners to assess project viability, market potential, and strategic fit, particularly in Canada, Australia, and Hong Kong. Subject to the successful securing of the necessary funding, the Company intends to commence one to two MiC projects within the next twelve months.

In parallel, ModuLink continues to explore potential development opportunities in Australia, North America, and selected parts of Europe.

•	AWG Development and Deployment

The Group plans to deploy its existing Atmospheric Water Generator (AWG) products in Australia, particularly in remote and underserved areas where access to reliable water supply may be limited. The Group’s current AWG system is capable of extracting up to 100 liters of water per day from the air, making it suitable for remote project sites and off-grid applications. The deployment of this system is expected to reduce both the cost and carbon emissions associated with transporting water to those locations.

In addition, the Group is preparing to launch AWG 2.0, a new model designed for office and home use. This product is expected to produce up to 10 liters of water per day and will feature a more modern and stylish design, along with improved cost efficiency and power efficiency. The Group currently expects to launch AWG 2.0 in late June 2026.

•	Funding Requirements and Capital Deployment

The Group is currently engaged in active discussions to raise the funding necessary to support its potential property development projects in Hong Kong, Canada, and Australia.

The Company believes that, if it is able to successfully raise approximately US$5 million through its next round of private placement financing, it will be in a position to commence its real estate modular housing projects within the next twelve months.

If the Company is able to raise approximately US$10 million through additional private placement financing, it expects to begin land acquisition activities in order to establish a land reserve for future development projects.

•	Acquisition of ASA Robotics Limited

On April 23, 2026, the Company completed the acquisition of a 60% equity interest in ASA Robotics Limited (“ASA Robotics”), a company incorporated in Hong Kong and engaged in robotics and intelligent automation solutions.

The acquisition was completed pursuant to a definitive share purchase agreement previously entered into by the parties.

As consideration for the acquisition, the Company issued 6,500 shares of preferred stock at approximately US$98.62 per share, representing aggregate consideration of approximately HKD 5.0 million (approximately US$641,026). Following completion of the transaction, ASA Robotics became a majority-owned subsidiary of the Company.

The Company believes that this acquisition represents a strategic step in expanding its capabilities in AI-enabled solutions for healthcare and institutional environments. ASA Robotics has demonstrated practical deployment of its technologies across multiple public and private hospitals in Hong Kong, including applications in geriatric care, patient support, inventory digitization, and workflow optimization.

Its product portfolio, including AI-powered companion and monitoring systems, is designed to improve patient safety, operational efficiency, and quality of care, particularly for elderly populations.

The integration of ASA Robotics’ technologies is expected to complement the Company’s existing ecosystem of smart living, modular construction, and IoT-enabled solutions, thereby strengthening the Group’s position in the development of technology-enabled communities and healthcare infrastructure.

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

We are at a development stage company and during the three months ended March 31, 2026 and 2025, the Company derived revenue primarily from modular building construction and design services business. We reported a net loss of $208,865 for the three months ended March 31, 2026, compared to a net loss of $206,876 for the same period in 2025. We had current assets of $519,164 and current liabilities of $835,056 as of March 31, 2026. As of December 31, 2025, our current assets and current liabilities were $616,427 and $729,388, respectively. We had net cash used in operating activities of $80,962 for the three months ended March 31, 2026 and net cash used in operating activities of $811,255 for the three months ended March 31, 2025. As at March 31, 2026 and December 31, 2025, we had accumulated deficit of $4,328,716 and $4,119,851, respectively.

Our financial statements for the periods ended March 31, 2026 and 2025 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders and Zenith (Hong Kong) as more fully described in the sub-section entitled “Going Concern” below. The Company plans to secure additional funding to support its current operations, expected future growth and strategic objectives. Management is actively pursuing financing opportunities through debt and equity transactions, as well as exploring new development projects and accelerating the commercialization of its products. If successfully executed, these initiatives are expected to generate positive operating cash flows and improve the Company’s financial position.

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

Results of Operations

For the Three Months Ended March 31, 2026 and 2025

The following table sets forth selected financial information from our consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Revenues:
Design and build services	$144,338	$300,019
Project design and management services	–	129,077
Sales of goods	7,502	–
Total revenue	151,840	429,096
Cost of revenue	(135,732)	(379,550)
Gross profit	16,108	49,546
Operating expenses:
General and administrative expenses	(204,167)	(247,113)
Loss from operation	(188,059)	(196,567)
Other expenses, net	(837)	(487)
Sharing of associate loss	(19,969)	–
Loss before income taxes	(208,865)	(198,054)
Income tax expense	–	(8,822)
Net Loss	$(208,865)	$(206,876)

Revenue

During the three months ended March 31, 2026 and 2025, the following customers accounted for 10% or more of our total net revenues.

	Three months ended March 31, 2026		Three months ended March 31, 2025
Customer	Revenues	Percentage of revenues	Revenues	Percentage of revenues

An individual customer based in Hong Kong	$144,338	95%	$300,019	70%
Zenith (HK) Engineering Limited	–	–%	129,077	30%
Total:	$144,338	95%	$429,096	100%

Revenue decreased to $151,840 for the three months ended March 31, 2026, from $429,096 for the same period in 2025. The decrease was primarily due to the completion of a project design and management services project for a customer in Hong Kong.

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

In addition, revenue for the quarter included contributions from a residential design, build, and project management engagement with an individual customer based in in Hong Kong, which commenced in January 2025, further expanding our service portfolio and reinforcing our presence in the region. Revenue recognized from this project during the three months ended March 31, 2026 amounted to $144,338. We expect to complete this project in the second half year of 2026.

Cost of Revenue

Cost of revenue decreased to $135,732 for the three months ended March 31, 2026, from $379,550 for the same period in 2025. The decrease was consistent with the corresponding decrease in revenue and was primarily attributable to the completion of the project design and management services project in Hong Kong. Cost of revenue primarily consisted of labor and subcontracted services.

Gross Profit

Gross profit was $16,108 for the three months ended March 31, 2026, compared to $49,546 for the same period in 2025. The decrease was primarily due to the completion of the project design and management services project in Hong Kong, which contributed higher revenue and profit margins in the corresponding prior-year period.

General and administrative expenses (“G&A expenses”)

General and administrative expenses were $204,167 for the three months ended March 31, 2026, compared to $247,113 for the same periods in 2025. These expenses primarily include advertising and marketing expenses, business development, professional and consultancy fees, personnel related expenses, as well as costs incurred in connection with general operations of the Company. The general and administrative expenses decreased during the current period as the Company incurred more professional fees including legal, advisory and due diligence expenses in the first quarter of 2025.

Income Tax Expense

We did not incur any income tax expenses for the three months ended March 31, 2026, as our operating subsidiaries recorded estimated tax losses during the period (2025: $8,822). The Company’s subsidiaries operating in Hong Kong are subject to Hong Kong Profits Tax under the two-tiered tax rate regime, with rates ranging from 8.25% to 16.5% on assessable profits, after applying the applicable tax concession for the relevant tax year.

Other expenses, net

This amount represents promissory note interest payable to our noteholders, net of bank and loan interest income earned during the period.

Sharing of associate loss

The amount represents the Company’s share of losses from its associate, ModuLink Australia Pty Limited, for the three months ended March 31, 2026. The associate had not yet commenced operations during the corresponding period in 2025.

Net loss

As a result of the above factors, the Company incurred a net loss of $208,865 and net loss of $206,876 for the three months ended March 31, 2026 and 2025, respectively.

Working Capital

As of March 31, 2026, our cash and cash equivalents amounted to $70,035, and our working capital deficit was $315,892. As of December 31, 2025, we have cash and cash equivalents of $152,786 and working capital deficit of $112,961. The increase in working capital deficit was primarily attributable to operating losses incurred during the reporting period, together with ongoing working capital requirements and general operating expenses.

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

We were indebted to Zenith (HK) in the approximate amount of $134,886 as of March 31, 2026. Pursuant to the Stock Purchase Agreement dated January 22, 2025, the two convertible promissory notes were purchased and assigned to Zenith (HK) on January 30, 2025. On February 28, 2025, Zenith (HK) waived all rights to convert the outstanding principal amount and any accrued but unpaid interest under the two convertible promissory notes into equity securities of the Company. Both notes are due and payable. Although Zenith (HK) has indicated a willingness to work with the Company regarding repayment of such indebtedness, there is no binding commitment requiring Zenith (HK) to continue such forbearance, and the Company does not expect to generate sufficient cash flow from operations to repay these notes within the next twenty-four months. If Zenith (HK) were to demand repayment before the Company secures additional financing or achieves improved operating cash flow, the Company’s ability to implement its business plan and continue operations could be materially adversely affected.

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

We expect to continue incurring business development, sales and marketing, professional, administrative, public company compliance and other operating expenses. As a result, we will require additional funding and expect to seek such capital through equity financings, debt financings, and advances or other support from related parties. If we are unable to obtain additional financing or continued related-party support, we may be required to delay or reduce the scope of our business development activities, curtail planned expansion initiatives, or take other measures to conserve liquidity, any of which could materially adversely affect our business, financial condition and results of operations. Additional funding may not be available on favourable terms, in sufficient amounts, or at all.

If we are unable to raise additional funds or otherwise obtain sufficient liquidity to support operations, we may be required to significantly curtail or discontinue our operations, and investors in our common stock could lose all or a substantial portion of their investment.

Material Cash Requirements

We incurred loss of $208,865 for the three months ended March 31, 2026 and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2026 to be higher than 2025. As of March 31, 2026, we had an accumulated deficit of $4,328,716. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders and external financing in the next 12 - 18 months.

We had the following contractual obligations and commercial commitments as of March 31, 2026:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Account payables	25,000	25,000	–	–	–
Accrued expenses and other payables	324,385	324,385	–	–	–
Contract liabilities	106,866	106,866	–	–	–
Tax liabilities	55,500	55,500	–	–	–
Amount due to related companies	78,575	78,575	–	–	–
Amount due to directors	109,844	109,844
Notes payable	134,886	134,886	–	–	–

Total obligations	835,056	835,056	–	–	–

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

The Company derives a significant portion of revenues from contracts with its customers during the three months ended March 31, 2026 and 2025, predominantly by performing design and building services and project design and management services for both public and private projects, with an emphasis on commercial and residential developments.

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

Design and building services

Revenues derived from design and building services are recognized over time by using the cost-to-cost method to measure the progress towards the completion of the performance obligation as the customer simultaneously receives and consumes the benefits from the services rendered by the Company as the Company satisfies its performance obligations by transferring control of the asset created or enhanced by the project to the customer. The contracts for design and building services are legally enforceable and binding agreements between the Company and customers. Recognition of revenues for construction projects requires significant judgment by management, including, among other things, estimating total costs expected to be incurred to complete a project and measuring progress toward completion. Management reviews contract estimates regularly to assess revisions of estimated costs to complete a project and for measurement of progress toward completion. No material adjustments to a contract were noted in the three months ended March 31, 2026 and 2025.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended March 31, 2026 and 2025.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the three months ended March 31, 2026 and 2025:

	March 31, 2026	December 31, 2025
Year-end HKD:US$ exchange rate	0.1282	0.1282
Average HKD:US$ exchange rate	0.1282	0.1282

•	Comprehensive income

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of March 31, 2026.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) during 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 26, 2026, the Company entered into a definitive Share Purchase Agreement to acquire a 60% equity interest in ASA Robotics Limited (“ASA Robotics”), a Hong Kong-based robotics and intelligent automation company. On April 23, 2026, the Company completed the acquisition pursuant to the terms of the Share Purchase Agreement. As consideration for the acquisition, the Company issued 6,500 shares of its preferred stock at approximately US$98.62 per share, representing aggregate consideration of approximately HKD 5,000,000 (approximately USD 641,026) payable to the selling shareholder. The foregoing description of the Share Purchase Agreement is qualified in its entirety by reference to the Share Purchase Agreement which is filed as Exhibit 10.11 to this Quarterly Report and is incorporated herein by reference.

On May 5, 2026, the Company entered into securities purchase agreements with three investors in connection with the initial closing of a private placement offering of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The Company may offer up to an aggregate of 12,500 shares of Series A Preferred Stock in the offering for aggregate gross proceeds of up to approximately USD 1,000,000, if fully subscribed. As of the date of this Quarterly Report, the Company received aggregate gross proceeds of approximately USD 300,000 from the sale of 3,750 shares of Series A Preferred Stock at a purchase price of USD 80.00 per share. Each share of Series A Preferred Stock is convertible into 20,000 shares of the Company’s common stock, representing an initial conversion price of USD 0.004 per share of common stock, subject to customary anti-dilution adjustments, including stock splits, stock dividends, combinations, reclassifications, and similar recapitalization events. These Series A Preferred Stock has been issued to the respective investors. The foregoing description of the Share Purchase Agreement is qualified in its entirety by reference to the Share Purchase Agreement which is filed as Exhibit 10.12 to this Quarterly Report and is incorporated herein by reference.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the period ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (2)
10.1	Stock Purchase Agreement Stock, dated January 22, 2025, by and among International Endeavors Corporation, a Nevada corporation, Raymond Valdez, ModuLink Inc., a British Virgin Islands corporation, and Zenith (Hong Kong) Engineering Limited, a Hong Kong limited liability company (1)
10.2	Debt Purchase and Assignment Agreement, dated January 30, 2025, by and between Bearcreek Resources, a Montana corporation, and Zenith (Hong Kong) Engineering Limited, a Hong Kong limited liability company (1)
10.3	Debt Purchase and Assignment Agreement, dated January 30, 2025, by and between Tala Media Corp., a Wyoming corporation, and Zenith (Hong Kong) Engineering Limited, a Hong Kong limited liability company (1)
10.4	Waiver and Amendment Agreement, dated February 28, 2025, by and between International Endeavors Corporation, a Nevada corporation, and Zenith (Hong Kong) Engineering Limited, a Hong Kong limited liability company (1)
10.5	Share Exchange Agreement, dated March 28, 2025, by and among International Endeavors Corporation, a Nevada corporation, ModuLink Investment Limited (“ModuLink”), a British Virgin Islands corporation, and the shareholders of ModuLink (1)
10.6	Agency Cooperation Agreement, dated January 1, 2025, by and between GAC Energy Technology Co., Ltd. and ModuLink InnoTech Limited (3)
10.7	CRCC – Kwan Lee – Paul Y. JV Works Order of Lok Ma Chau Loop, dated December 11, 2021 (1)
10.8	Design Services Management Agreement, dated August 1, 2024, by and between Zenith Integrated Modular Limited and Zenith (Hong Kong) Engineering Limited, a Hong Kong limited liability company (1)
10.9	Design and Project Services Management Agreement, dated August 1, 2024, by and between Zenith Integrated Modular Limited and Zenith (PMS) Limited, a Hong Kong limited liability company (1)
10.10	Written Description of the Oral Agreement for Product Development Services (4)
10.11	Share Purchase Agreement dated January 26, 2026 by and among the Company, ModuLink Innotech Limited, and Wah Shing Lam and ASA Robotics Limited (5)
10.12	Securities Purchase Agreement dated May 5, 2026 between the Company and individual investors (6)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

_______________________

*	Filed herewith.
(1)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on May 30, 2025.
(2)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10-12G/A filed with the Securities and Exchange Commission on July 3, 2025.
(3)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10-12G/A filed with the Securities and Exchange Commission on August 12, 2025.
(4)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10-12G/A filed with the Securities and Exchange Commission on September 18, 2025.
(5)	Incorporated by reference to the Exhibits to the Form 8-K filed with the Securities and Exchange Commission on January 30, 2026.
(6)	Incorporated by reference to the Exhibits to the Form 8-K filed with the Securities and Exchange Commission on May 8, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ModuLink Inc.

By:	/s/ FU, Wah
FU, Wah
Title: Chief Executive Officer

May 20, 2026

