Form 10-Q
period 2026-06-30
ModuLink Inc.
filed 2026-08-19
CIK 1611046

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 19, 2026, the Company had outstanding 3,969,933,920 shares of common stock.

MODULINK INC.

QUARTERLY REPORT

FOR THE QUARTER ENDED JUNE 30, 2026

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

viii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MODULINK INC.

1

MODULINK INC.

CONSOLIDATED BALANCE SHEETS

(In US dollars except for number of shares and per share data)

	Note(s)	June 30, 2026 (Unaudited)	December 31, 2025 (Audited)

ASSETS

Current Assets
Cash and bank balance		$113,845	$152,786
Accounts receivable	4	186,660	1,900
Prepaid expenses and other current assets, net	6	152,970	64,846
Amount due from a related company	7	–	58,219
Amount due from an associate	8	183,968	165,388
Amount due from immediate holding company	9	17,534	16,334
Amount due from a director	16	47,264	–
Loan receivable	10	160,531	156,954
Total Current Assets		862,772	616,427

Equipment, net	11	34,981	44,940
Investment in an associate	12	3	3
Long term prepayment	13	18,077	18,077
Total Non-Current Assets		53,061	63,020
TOTAL ASSETS		$915,833	$679,447

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	14	$41,597	$33,461
Accrued expenses and other payables		54,487	82,880
Contract liabilities	5	77,545	187,100
Tax liabilities		55,500	55,500
Amount due to related companies	15	273,336	227,801
Amount due to directors	16	135,675	10,386
Notes payable	17	137,595	132,260
Total Current Liabilities		775,735	729,388

TOTAL LIABILITIES		775,735	729,388

STOCKHOLDERS’ EQUITY
Preferred stock: Series A Convertible Preferred Shares, $0.001 par value, 10,000,000 shares authorized, shares issued and outstanding: 210,250 and 200,000 as of June 30, 2026 and December 31, 2025, respectively		210	200
Common stock, $0.001 par value, 6,000,000,000 shares authorized, shares issued and outstanding: 3,969,933,920 as of June 30, 2026 and December 31, 2025		3,969,934	3,969,934
Additional paid-in capital		490,400	99,410
Exchange reserve		366	366
Accumulated deficit		(4,415,377)	(4,119,851)
Non-controlling interest		94,565	–
TOTAL STOCKHOLDERS’ EQUITY	19	140,098	(49,941)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$915,833	$679,447

The accompanying notes are an integral part of the consolidated financial statements.

MODULINK INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In US dollars except for number of shares and per share data)

		Three months ended June 30,	Six months ended June 30,	Three months ended June 30,	Six months ended June 30,
	Note(s)	2026	2026	2025	2025
REVENUES
Service income	22	$359,954	$511,794	$338,887	$767,983

COST OF REVENUES
Cost of services		(265,607)	(401,339)	(297,346)	(676,896)

GROSS PROFIT		94,347	110,455	41,541	91,087

OPERATING EXPENSES
General and administrative		(184,034)	(388,201)	(313,352)	(560,465)
Total operating expenses		(184,034)	(388,201)	(313,352)	(560,465)

LOSS FROM OPERATIONS		(89,687)	(277,746)	(271,811)	(469,378)

OTHER INCOME
Gain on bargain purchase of an acquisition		28,477	28,477	–	–
Interest income		1,789	3,578	1,961	3,899
Interest expense		(2,708)	(5,334)	(2,501)	(4,926)
Total other income (expenses)		27,558	26,721	(540)	(1,027)

SHARING OF ASSOCIATE LOSS		(9,618)	(29,587)	–	–

NET LOSS BEFORE INCOME TAX		(71,747)	(280,612)	(272,351)	(470,405)
Income tax	23	–	–	–	(8,822)

NET LOSS		(71,747)	(280,612)	(272,351)	(479,227)

OTHER COMPREHENSIVE INCOME
Other comprehensive income		–	–	–	–

COMPREHENSIVE LOSS		$(71,747)	$(280,612)	$(272,351)	$(479,227)

ATTRIUTABLE TO
- Stockholders of the Company		(86,661)	(295,526)	(272,351)	(479,227)
- Non-controlling shareholders		14,914	14,914	–	–
		$(71,747)	$(280,612)	(272,351)	(479,227)
NET LOSS PER ORDINARY SHARE – BASIC	21	$(0.000018)	$(0.000071)	$(0.000069)	$(0.000121)

NET LOSS PER ORDINARY SHARE – DILUTED	21	$(0.000009)	$(0.000035)	$(0.000034)	$(0.000060)

The accompanying notes are an integral part of the consolidated financial statements.

MODULINK INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In US dollars except for number of shares and per share data)

For the six months ended June 30, 2026

	Common stock (i)		Preferred stock		Additional paid-in capital	Exchange	Accumulated		Non-Controlling	Total
	Shares	Amount	Shares	Amount	(Note 1)	reserve	deficit	Total	Interest	equity
Balance as of January 1, 2026	3,969,933,920	$3,969,934	200,000	$200	$99,410	$366	$(4,119,851)	$(49,941)	$–	$(49,941)
Net loss for the period	–	–	–	–	–	–	(208,865)	(208,865)	–	(208,865)
Balance as of March 31, 2026	3,969,933,920	$3,969,934	200,000	$200	$99,410	$366	$(4,328,716)	$(258,806)	–	$(258,806)
Share issuance	–	–	3,750	4	299,996	–	–	300,000	–	300,000
Acquisition of a subsidiary	–	–	6,500	6	90,994	–	–	91,000	79,651	170,651
Net (loss) / profit for the period	–	–	–	–	–	–	(86,661)	(86,661)	14,914	(71,747)
Balance as of June 30, 2026	3,969,933,920	$3,969,934	210,250	$210	$490,400	$366	$(4,415,377)	$9,380	$94,565	$140,098

For the six months ended June 30, 2025

	Common stock (i)		Preferred stock		Additional paid-in capital	Exchange	Accumulated		Non-Controlling	Total
	Shares	Amount	Shares	Amount	(Note 1)	reserve	deficit	Total	Interest	equity
Balance as of January 1, 2025	3,969,933,920	$3,969,934	200,000	$200	$(969,820)	$366	$(2,849,731)	$150,949	$–	$150,949
Capital contributions	–	–	–	–	669,872	–	–	669,872	–	669,872
Net loss for the period	–	–	–	–	–	–	(206,876)	(206,876)	–	(206,876)
Balance as of March 31, 2025	3,969,933,920	$3,969,934	200,000	$200	$(299,948)	$366	$(3,056,607)	$613,945	$–	$613,945
Capital contributions	–	–	–	–	399,358	–	–	399,358	–	399,358
Net loss for the period	–	–	–	–	–	–	(272,351)	(272,351)	–	(272,351)
Balance as of June 30, 2025	3,969,933,920	$3,969,934	200,000	$200	$99,410	$366	$(3,328,958)	$740,952	$–	$740,952

(i)	The Company’s board of directors has authorized the issuance of 2,356,712,066 shares of common stock with a total par value of $2,356,712 for the Share Exchange. These shares were issued to the respective shareholders on May 30, 2025.

The accompanying notes are an integral part of the consolidated financial statements.

MODULINK INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In US dollars except for number of shares and per share data)

	Six months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before income tax	$(280,612)	$(470,405)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of equipment	12,540	4,740
Gain on bargain purchase of an acquisition	(28,477)	–
Changes in operating assets and liabilities:
Accounts receivable	(162,837)	(153,847)
Prepaid expenses and other current assets, net	30,668	24,617
Amount due from an associate	(18,580)	(158,063)
Amounts due from related companies	58,219	(66,284)
Amount due from immediate holding company	(1,200)	–
Accounts payable	(2,059)	276,863
Contract liabilities	(109,555)	5,523
Accrued expenses and other payables	(28,392)	(307,964)
Amount due to related companies	45,535	(200,795)
Amount due to directors	122,930	–
Notes payable	5,335	4,926
Net cash used in operating activities	(356,485)	(1,040,689)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,765)	(5,073)
Net cash inflow from acquisition of a subsidiary	22,886	–
Net cash provided by (used in) investing activities	21,121	(5,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	300,000	1,069,230
Loan receivable	(3,577)	(3,691)
Net cash provided by financing activities	296,423	1,065,539

NET (DECREASE) INCREASE IN CASH	(38,941)	19,777

CASH, BEGINNING OF PERIOD	152,786	382,127

CASH, END OF PERIOD	$113,845	$401,904

The accompanying notes are an integral part of the consolidated financial statements.

MODULINK INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

MIL is a holding company which was incorporated on March 13, 2025 in the British Virgin Islands. On March 25, 2025, MIL completed a group restructuring through a share exchange transaction with the shareholders of ModuLink Corporation Limited (“MCL”), a company incorporated in Hong Kong. MCL is the holding company of the entire equity interests in its subsidiaries including Zenith Integrated Modular Limited (“ZIML”), Zenith AY Modular Buildings Company Limited (“ZAMBCL”) and ModuLink InnoTech Limited (“MITL”). Details of the Company’s principal subsidiaries as of June 30, 2026 and December 31, 2025 are described in Note 3 – Subsidiaries. Upon the completion of the share exchange, MIL became the parent holding company of MCL.

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

MODULINK INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

Acquisition of ASA Robotics Limited

On January 26, 2026, the Company entered into a definitive Share Purchase Agreement to acquire a 60% equity interest in ASA Robotics Limited (“ASA Robotics”), a Hong Kong-based robotics and intelligent automation company. On April 23, 2026, the Company completed the acquisition pursuant to the terms of the Share Purchase Agreement. As consideration for the acquisition, the Company issued 6,500 shares of its preferred stock at approximately US$98.62 per share, representing aggregate consideration of approximately HKD 5,000,000 (approximately USD 641,026) payable to the selling shareholder. For accounting purposes, the fair value of the consideration transferred was determined to be approximately US$91,000, based on the fair value of the Company’s common stock as of the acquisition date. Following completion of the transaction, ASA Robotics became a majority-owned subsidiary of the Company.

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

During the six months ended June 30, 2026, the Company and ModuLink Group (collectively referred to the “Group”) generated revenues primarily from modular building construction, design services business and AI healthcare solutions.

Going Concern

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America, or U.S. GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses of $280,612 and has net cash used in operating activities of $356,485 for the six months ended June 30, 2026. In addition, as at the reporting date, the Company has accumulated deficit of $4,415,377. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans regarding those concerns are addressed in the following paragraph. The accompany consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

MODULINK INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

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

(A) Basis of Presentation and Preparation

These consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and are expressed in United States dollars. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s consolidated financial position and results of operations for the periods presented. Certain information and disclosure included in these interim consolidated financial statements have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2025. The results for the six months ended June 30, 2026 and 2025, are not necessarily indicative of the results to be expected for a full year, any other interim periods or future years or periods.

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

MODULINK INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

NOTE 3	SUBSIDIARIES

Details of the Company’s principal consolidated subsidiaries as of June 30, 2026 and December 31, 2025 were as follows:

	Place of	Ownership/Control interest attributable to the Company
Name	Incorporation	June 30, 2026	December 31, 2025	Principal activities
ModuLink Investment Limited (“MIL”) (i)	British Virgin Islands	100%	100%	Holding company
ModuLink Corporation Limited (“MCL”) (ii)	Hong Kong	100%	100%	Holding company and provision of intergroup management services
Zenith Integrated Modular Limited (“ZIML”) (iii)	Hong Kong	100%	100%	Provision of construction and engineering services
Zenith AY Modular Buildings Company Limited (“ZAMBCL”) (iv)	Hong Kong	100%	100%	Provision of project management services in overseas (vi)
ModuLink InnoTech Limited (“MITL”) (v)	Hong Kong	100%	100%	Provision of technology management services
ASA Robotics Limited (“ASA”) (vii)	Hong Kong	60%	-	Provision of robotics and AI healthcare solutions
ModuLink Innotech Pty Limited (“MIPL”) (viii)	Australia	80%	80%	Provision of AI healthcare and smart living solutions

Remarks:

i)	ModuLink Investment Limited was incorporated on March 13, 2025 in the British Virgin Islands.

ii)	ModuLink Corporation Limited was incorporated on June 26, 2024 in Hong Kong.

iii)	ZIML was incorporated on August 13, 2021, as a wholly owned subsidiary of a Hong Kong limited company, which was beneficially held by Anthony Hin Wah TAM (“Mr. TAM”), a major shareholder, director and chairman of the Company. On August 1, 2024, a share swap agreement was executed among ZIML, MCL, the Hong Kong entity held by Mr. TAM, and two other major shareholders of MIL. Pursuant to this agreement, Mr. TAM exchanged his entire ultimate shareholding in ZIML for a 50% equity interest in MCL prior to private placements to other shareholders. After the transaction, ZIML became the wholly-owned subsidiary of MCL.

iv)	ZAMBCL was incorporated on March 4, 2024, and was jointly owned by a Hong Kong company, which was beneficially held by Sai Kit AU-YEUNG (“Mr. AU-YEUNG”) (70%) and ZIML (30%). Mr. AU-YEUNG is also a major shareholder, director and chief financial officer of the Company. On August 1, 2024, a share swap agreement was signed among ZAMBCL, MCL, ZIML, Mr. AU YEUNG and his company. Pursuant to this agreement, Mr. AU-YEUNG transferred his 70% shareholding in ZAMBCL in exchange for a 25% equity interest in MCL prior to private placements to other shareholders. After the transaction, ZAMBCL became the wholly-owned subsidiary of ZIML.

v)	MITL was incorporated on December 17, 2021, and was jointly owned a Hong Kong limited company, which was beneficially held by Wah FU (“Mr. FU”) (40%) and ZIML (60%). Mr. FU is a major shareholder, director and chief executive officer of the Company. On August 1, 2024, a share swap agreement was executed among MITL, MCL, ZIML, Mr. FU and his company. Pursuant to this agreement, Mr. FU exchanged his 40% shareholding in MITL for a 25% equity interest in MCL prior to private placements to other shareholders. After the transaction, MITL became the wholly-owned subsidiary of ZIML.

vi)	ZAMBCL has not commenced business during the six months ended June 30, 2026.

vii)	ASA Robotics Limited, a Hong Kong-based robotics and intelligent automation company, was acquired by the Company on April 23, 2026, through the acquisition of a 60% equity interest.

viii)	MIPL was incorporated on September 15, 2025 and has not commenced business during the six months ended June 30, 2026.

MODULINK INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

NOTE 4	ACCOUNTS RECEIVABLE

Accounts receivable as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Accounts receivable	$186,660	$1,900
Less: provision for credit losses	–	–
Total	$186,660	$1,900

For the six months ended June 30, 2026 and 2025, the Company recorded no provision for credit losses for accounts receivable.

NOTE 5	CONTRACT LIABILITIES

Costs and estimated earnings compared to billings on uncompleted contracts as of June 30, 2026 and December 31, 2025 consisted of the following:

Billings in excess of costs and estimated earnings on uncompleted contracts:

	June 30, 2026	December 31, 2025
Contract costs incurred plus estimated earnings	$1,471,770	$1,106,982
Less: Progress billings	(1,549,315)	(1,294,082)
	$(77,545)	$(187,100)

NOTE 6	PREPAID EXPENSES AND OTHER CURRENT ASSETS, NET

Prepaid expenses and other current assets, net as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Prepaid expenses	$118,055	$29,932
Other receivables	34,915	34,914
	$152,970	$64,846

NOTE 7	AMOUNT DUE FROM A RELATED COMPANY

The amount due from the related company in which the Company's director also serves as the director. The amount is unsecured, non-interest-bearing, and repayable on demand.

MODULINK INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

NOTE 11	EQUIPMENT, NET

Equipment, net as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Office equipment	$5,597	$5,387
Computer equipment	34,107	29,891
Furniture and Fixtures	25,151	12,346
Leasehold improvement	14,819	14,819
Less: accumulated depreciation	(44,693)	(17,503)
Total	$34,981	$44,940

Depreciation expense for the six months ended June 30, 2026 and 2025 amounted to $12,540 and $4,740, respectively.

Pledge of Equipment

No equipment has been pledged by the Company.

MODULINK INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

NOTE 12	INVESTMENT IN AN ASSOCIATE

ModuLink Australia Pty Limited was incorporated in Australia on 30 July 2024 for providing construction and engineering services in Australia.

	June 30, 2026	December 31, 2025
Investment cost	$3	$3

The following table summarises the financial information of the associate as included in its own financial statements and also reconciles the summarized financial information to the carrying amount of the Group’s interest in the associate.

Ownership/Control interest	40%	40%
Non-current assets	$222,546	$–
Current assets	1,215	–
Non-current liabilities	–	–
Current liabilities	(373,607)	–
Net liabilities (100%)	$(149,846)	$–

Group’s share of net liabilities (40%)	$(59,938)	$–

	Six months ended June 30, 2026	Six months ended June 30, 2025
Revenue	$–	$–
Loss from continuing operations	(78,731)	–
Other comprehensive income	4,763	–
Total comprehensive loss (100%)	$(73,968)	$–

Group’s share of comprehensive loss (40%)	$(29,587)	$–

NOTE 13	LONG TERM PREPAYMENT

The amount represents prepayments made for mouldings used for production purposes.

NOTE 14	ACCOUNTS PAYABLE

	June 30, 2026	December 31, 2025
Accounts payable	$41,597	$33,461

Included in accounts payable, an amount of $32,692 and $28,846 was payable to a related company as at June 30, 2026 and December 31, 2025, respectively.

MODULINK INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

NOTE 15	AMOUNT DUE TO RELATED COMPANIES

The summary of amount due to related companies as of June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026	December 31, 2025
Zenith (PMS) Limited	$41,781	$–
AY Consulting Services Company	231,555	227,801
Total	$273,336	$227,801

The amount due to related companies in which the Company's directors also serve as directors. These balances primarily represent advances provided to fund certain development projects. The amounts are unsecured, non-interest-bearing, and repayable on demand.

NOTE 16	AMOUNT DUE FROM / TO DIRECTORS

The amount due from/to the directors is unsecured, non-interest-bearing, and repayable on demand.

NOTE 17	NOTES PAYABLE

Notes payable as of June 30, 2026 and December 31, 2025 consisted of the following:

			Outstanding Amount (including accrued interest)
Name of Note Holder	Principal Amount	Date of Issuance	June 30, 2026	December 31, 2025
Zenith (Hong Kong) Engineering Limited	$75,000	Oct 2, 2017	$50,278	$48,329
Zenith (Hong Kong) Engineering Limited	65,000	Nov 17, 2019	87,317	83,931
	$140,000		$137,595	$132,260

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

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

This guarantee represents a contingent liability, as the Company may be required to perform under the guarantee in the event of default by the related company. As of June 30, 2026 and December 31, 2025, no liability has been recognized in the consolidated financial statements, as management has determined that the likelihood of payment under the guarantee is not probable.

The Company will continue to monitor the financial condition of the related company and assess the need for recognition of a liability in accordance with ASC Topic 450.

As of June 30, 2026 and December 31, 2025, except as disclosed above, the Company’s management is not aware of any other material commitments or contingencies.

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

Common Stock

The number of authorized common stock is Six Billion (6,000,000,000) Shares. Issued and Outstanding as of June 30, 2026 and December 31, 2025 were 3,969,933,920. The shares were issued under Rule 144 of the Securities and Exchange act.

MODULINK INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

NOTE 19	STOCKHOLDERS’ EQUITY (CONT’D)

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

Series A Convertible Preferred Shares

The number of authorized Series A Convertible Preferred is Five Hundred Thousand (500,000) Shares. Shares Issued and Outstanding as of June 30, 2026 and December 31, 2025 were 210,250 and 200,000 shares, respectively. Each holder of Series A Convertible Preferred Shares is entitled to vote together with holders of the common stock with each one Series A Convertible Preferred A Share voting as twenty thousand shares of Common Stock. Similarly, each one share of Series A Convertible Preferred Share is convertible into twenty thousand shares of Common Stock.

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

MODULINK INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

(B) Dividends

The Company has not declared any dividends since incorporation.

NOTE 20	RELATED PARTY TRANSACTIONS

Except as set forth below, during the three and six months ended June 30, 2026 and 2025, the Company did not enter into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of the Company’s capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest.

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

For the three and six months ended June 30, 2026, the Company recognized rental expense of $15,734 and $23,119, respectively payable to AY Consulting Services Company Limited. During the three and six months ended June 30, 2025, such rental expenses amounted to $6,569 and $17,121, respectively. AY Consulting Services Company Limited. The Company’s Chief Financial Officer is a director and shareholder of AY Consulting Services Company Limited.

In addition to the transactions and balances detailed elsewhere in these financial statements, the Company had the following transactions with the related company:

	Three months ended June 30,	Six months ended June 30,	Three months ended June 30,	Six months ended June 30,
	2026	2026	2025	2025
Project and design management service fees paid to Zenith (PMS) Limited	$–	$57,692	$134,615	$269,230
Subcontracting construction service fees paid to Zenith (PMS) Limited	$–	$–	$130,188	$130,188
Product development fees paid to Leidenford Ltd.	$11,538	$23,072	$11,538	$23,076

MODULINK INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

NOTE 21	NET LOSS PER ORDINARY SHARE

Net loss per share information for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three months ended June 30,	Six months ended June 30,	Three months ended June 30,	Six months ended June 30,
	2026	2026	2025	2025
Numerator:
Net loss attributable to common stockholders	$(71,747)	$(280,612)	$(272,351)	$(479,227)
Denominator:
Weighted average number of shares outstanding:
Basic	3,969,933,920	3,969,933,920	3,969,933,920	3,969,933,920
Diluted	8,161,545,031	8,043,110,716	7,969,933,920	7,969,933,920
Net loss per ordinary share:
Basic	$(0.000018)	$(0.000071)	$(0.000069)	$(0.000121)
Diluted	$(0.000009)	$(0.000035)	$(0.000034)	$(0.000060)

The Company had convertible preferred stock outstanding during the six months ended June 30, 2026 and 2025, which is potentially dilutive upon conversion to ordinary shares. Accordingly, diluted net loss per share has been calculated to reflect the potential impact of such conversions. The Company did not have any stock options or warrants issued and outstanding during the periods presented. As mentioned in Note 1, the Share Exchange between the Company and MIL was a merger of entities under common control and accounted for as a reverse recapitalization, the common stock has been retrospectively restated to reflect the issuance of 2,356,712,066 shares of MDLK common stock for all periods presented. The weighted average number of shares outstanding for six months ended June 30, 2026 and 2025 was presented as if all the shares of the Company issued on May 30, 2025 for the Share Exchange occurred at the beginning of the earliest reporting period.

NOTE 22	REVENUE

The breakdown of revenue for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three months ended June 30,	Six months ended June 30,	Three months ended June 30,	Six months ended June 30,
	2026	2026	2025	2025

Design and build services	$220,452	$364,790	$250,015	$550,034
Project design and management services	–	–	88,872	217,949
AI healthcare solutions and sales of other goods	139,502	147,004	–	–
Total	$359,954	$511,794	$338,887	$767,983

MODULINK INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

NOTE 24 ACQUISITION OF ASA ROBOTICS LIMITED

On April 23, 2026, the Company completed the acquisition of a 60% equity interest in ASA Robotics Limited, a Hong Kong company engaged in robotics and intelligent automation solutions. The acquisition was undertaken to expand the Company’s capabilities in robotics and artificial intelligence and to support the Company’s growth strategy. The transaction was accounted for as a business combination under ASC 805, Business Combinations, using the acquisition method of accounting.

As consideration for the acquisition, the Company issued 6,500 shares of its preferred stock at approximately US$98.62 per share, representing an aggregate stated value of approximately HKD 5,000,000 (approximately US$641,026) payable to the selling shareholder. For accounting purposes, the fair value of the consideration transferred in the form of the Company’s preferred stock was determined to be approximately US$91,000, based on the fair value of the Company’s common stock as of the acquisition date.

Following completion of the transaction, ASA Robotics became a majority-owned subsidiary of the Company, and the Company obtained control of ASA Robotics.

The following table summarizes the preliminary purchase price allocation of the consideration transferred to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of April 23, 2026:

Cash and cash equivalents	$22,886
Accounts receivable	21,923
Other current assets	166,057
Equipment	816
Total identifiable assets acquired	$211,682

Accounts payable and accrued liabilities	$(12,554)
Total liabilities assumed	$(12,554)

Identifiable net assets acquired	$199,128
Less: Noncontrolling interest	(79,651)
Less: Fair value of consideration transferred	(91,000)
Gain on bargain purchase	$28,477

MODULINK INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

NOTE 25	SUBSEQUENT EVENTS

Except as disclosed below, the Company has evaluated all transactions and events after the balance sheet date and has determined that no additional disclosures are required.

On June 30, 2026, ModuLink Inc. (the “Company” or “ModuLink”) announced that the Board of Directors of the Company (the “Board”) approved the appointment of Dr. Wah Shing Lam ("Dr. Lam"), age 31, as an Executive Director of the Company, effective July 1, 2026. Dr. Lam currently serves as the Company's Chief Technology Officer and will continue in that role following his appointment to the Board. As Chief Technology Officer, Dr. Lam is responsible for the Company's technology strategy, research and development initiatives, and the integration of artificial intelligence, robotics and automation technologies across the Company's business.

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

The Company is also preparing to launch AWG 2.0, a new product designed for office and home use. Powered by the Company’s proprietary technologies, AWG 2.0 is expected to produce up to 10 liters of water per day and to feature a more modern consumer-oriented design, together with improved cost and power efficiency. The Company launched its early-bird program in June 2026 and subsequently launched its Kickstarter campaign in July 2026. The Company currently anticipates that first shipments of AWG 2.0 will commence in the first half of 2027.

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

The Company also intends to extend this AI healthcare model into Singapore and Canada, particularly in Vancouver and Toronto. In Hong Kong, the Company’s Luna AI system continues to be applied in public and private hospitals, as well as in nursing centers and retirement housing for the elderly.

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

The Company is indebted to Zenith (Hong Kong) Engineering Limited (“Zenith (HK)”) in the approximate amount of US$137,595 as of June 30, 2026. Pursuant to the Stock Purchase Agreement dated January 22, 2025, two convertible promissory notes were purchased and assigned to Zenith (HK) on January 30, 2025. On February 28, 2025, Zenith (HK) waived all rights to convert the outstanding principal amount and any accrued but unpaid interest under the two convertible promissory notes into equity securities of the Company. Both notes are currently due and payable.

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

Appointment of Chief Technology Officer and Executive Director

On May 1, 2026, the Company appointed Dr. Henry Wah Shing Lam (“Dr. Lam”) as its Chief Technology Officer (“CTO”). Dr. Lam is a technology entrepreneur with experience in robotics, automation, and artificial intelligence. He is the founder and Chief Executive Officer of ASA Robotics Limited, a company focused on AI-driven automation solutions. Under his leadership, ASA Robotics Limited developed robotics and automation systems serving clients across multiple industries.

As CTO, Dr. Lam is responsible for defining and executing the Company’s group-wide technology strategy, overseeing innovation and research and development initiatives, and supporting digital transformation across the Company’s subsidiaries and business units. On June 30, 2026, the Company’s Board of Directors approved the appointment of Dr. Lam as an Executive Director of the Company, effective July 1, 2026. Dr. Lam will continue to serve as CTO following his appointment to the Board.

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

•	Capital Structure and Preferred Stock

As of June 30, 2026, ModuLink Inc., the Company’s immediate holding company incorporated in the British Virgin Islands, held 200,000 Series A Convertible Preferred Shares of the Company, which are convertible into an aggregate of 4 billion shares of the Company’s common stock. Based on management’s current plans and expectations, ModuLink Inc. does not intend to convert any of these preferred shares into common stock in the short to medium term. Management believes that maintaining the preferred shares in their current form provides the Company with greater stability in its capital structure while it continues to execute its business strategy and pursue its growth initiatives.

In particular, the Company is focused on integrating and expanding ASA Robotics Limited, developing its AI healthcare solutions and other technology initiatives, and strengthening its revenue base and operating performance. Management believes that these initiatives provide a foundation for the Company to pursue growth without relying on a near-term conversion of the preferred shares. Accordingly, there is currently no plan or expectation for ModuLink Inc. to convert the preferred shares for the purpose of monetizing its investment or otherwise increasing the number of common shares outstanding in the short to medium term.

Management recognizes that the potential conversion of the preferred shares could result in significant dilution to existing common shareholders. Accordingly, any future decision to convert the preferred shares will be carefully evaluated in light of the Company’s financial condition, capital requirements, business performance, market conditions, strategic objectives, and the interests of the Company’s shareholders. While there can be no assurance that the preferred shares will not be converted in the future, management currently expects the preferred shares to remain outstanding in their existing form for the foreseeable future.

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

We are at a development stage company and during the six months ended June 30, 2026 and 2025, the Company derived revenue primarily from modular building construction and design services business. We reported a net loss of $280,612 for the six months ended June 30, 2026, compared to a net loss of $479,227 for the same period in 2025. We had current assets of $862,772 and current liabilities of $775,735 as of June30, 2026. As of December 31, 2025, our current assets and current liabilities were $616,427 and $729,388, respectively. We had net cash used in operating activities of $356,485 for the six months ended June 30, 2026 and net cash used in operating activities of $1,040,689 for the six months ended June 30, 2025. As at June 30, 2026 and December 31, 2025, we had accumulated deficit of $4,415,377 and $4,119,851, respectively.b v

Our financial statements for the periods ended June 30, 2026 and 2025 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders and Zenith (Hong Kong) as more fully described in the sub-section entitled “Going Concern” below. The Company plans to secure additional funding to support its current operations, expected future growth and strategic objectives. Management is actively pursuing financing opportunities through debt and equity transactions, as well as exploring new development projects and accelerating the commercialization of its products. If successfully executed, these initiatives are expected to generate positive operating cash flows and improve the Company’s financial position.

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

Results of Operations

For the Three Months Ended June 30, 2026 and 2025

The following table sets forth selected financial information from our consolidated statements of operations and comprehensive loss for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
Revenues:
Design and build services	$220,452	$250,015
Project design and management services	–	88,872
AI healthcare solutions and sales of goods	139,502	–
Total revenue	359,954	338,887
Cost of revenue	(265,607)	(297,346)
Gross profit	94,347	41,541
Operating expenses:
General and administrative expenses	(184,034)	(313,352)
Loss from operation	(89,687)	(271,811)
Other income / (expenses), net	27,558	(540)
Sharing of associate loss	(9,618)	–
Loss before income taxes	(71,747)	(272,351)
Income tax expense	–	–
Net Loss	$(71,747)	$(272,351)

Revenue

During the three months ended June 30, 2026 and 2025, the following customers accounted for 10% or more of our total net revenues.

	Three months ended June 30, 2026		Three months ended June 30, 2025
Customer	Revenues	Percentage of revenues	Revenues	Percentage of revenues

An individual customer based in Hong Kong	$220,452	100%	$250,015	74%

Zenith (HK) Engineering Limited	–	–	88,872	26%
Total:	$220,452	100%	$338,887	100%

Revenue increased to $359,954 for the three months ended June 30, 2026, from $338,887 for the same period in 2025. The increase was primarily attributable to revenue generated from AI healthcare solutions provided by ASA Robotics Limited, our newly acquired subsidiary.

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

In addition, revenue for the quarter included contributions from a residential design, build, and project management engagement with an individual customer based in in Hong Kong, which commenced in January 2025, further expanding our service portfolio and reinforcing our presence in the region. Revenue recognized from this project during the three months ended June 30, 2026 amounted to $220,452. We expect to complete this project in the second half year of 2026.

Cost of Revenue

Cost of revenue decreased to $265,607 for the three months ended June 30, 2026, from $297,346 for the same period in 2025. The decrease was primarily attributable to the completion of the project design and management services project in Hong Kong. Cost of revenue primarily consisted of labor and subcontracted services. In addition, $41,248 of cost of revenue was attributable to the direct costs associated with the AI healthcare solutions provided by ASA Robotics Limited.

Gross Profit

Gross profit was $94,347 for the three months ended June 30, 2026, compared to $41,541 for the same period in 2025. The significant increase was primarily attributable to the contribution from the AI healthcare solutions provided by ASA Robotics Limited, our newly acquired subsidiary. These solutions generated higher margins and contributed positively to our overall gross profit. The Company expects the continued development and expansion of its AI healthcare solutions to support future revenue growth and enhance profitability.

General and administrative expenses (“G&A expenses”)

General and administrative expenses were $184,034 for the three months ended June 30, 2026, compared to $313,352 for the same period in 2025. These expenses primarily consisted of advertising and marketing expenses, business development expenses, professional and consultancy fees, personnel-related expenses, and other costs associated with the general operations of the Company. The decrease was primarily attributable to the lower professional and advisory fees incurred during the current period, as the Company incurred significantly higher legal, advisory, due diligence, and other professional expenses in the prior year in connection with the acquisition of the ModuLink business. The decrease in general and administrative expenses also reflects the Company's ongoing efforts to manage operating costs while integrating and developing its newly acquired subsidiary, ASA Robotics Limited.

Income Tax Expense

The Company did not incur any income tax expense for the three months ended June 30, 2026 and 2025, as its operating subsidiaries either incurred estimated tax losses during the respective periods or had available tax losses that could be utilized to offset assessable profits. The Company’s subsidiaries operating in Hong Kong are subject to Hong Kong Profits Tax under the two-tiered profits tax rates regime, with tax rates of 8.25% on the first HK$2 million of assessable profits and 16.5% on assessable profits exceeding HK$2 million, subject to applicable tax concessions and exemptions for the relevant tax year.

Other income (expenses), net

This amount represents promissory note interest payable to our noteholders, net of bank and loan interest income earned during the period. In addition, the Company recognized a one-time gain on bargain purchase of $28,477 arising from the acquisition of its new subsidiary, ASA Robotics Limited, during the three months ended June 30, 2026.

Sharing of associate loss

The amount represents the Company’s share of losses from its associate, ModuLink Australia Pty Limited, for the three months ended June 30, 2026. The associate had not yet commenced operations during the corresponding period in 2025.

Net loss

As a result of the above factors, the Company incurred a net loss of $71,747 and $272,351 for the three months ended June 30, 2026 and 2025, respectively. The significant reduction in net loss was primarily attributable to the increase in revenue and gross profit, including the contribution from the AI healthcare solutions provided by ASA Robotics Limited. The Company expects that the continued expansion of its AI healthcare solutions and the integration of its newly acquired operations may support further revenue growth, improve operating leverage, and enhance profitability in future periods.

For the Six Months Ended June 30, 2026 and 2025

The following table sets forth selected financial information from our consolidated statements of operations and comprehensive loss for the three months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Revenues:
Design and build services	$364,790	$550,034
Project design and management services	–	217,949
AI healthcare solutions and sales of goods	147,004	–
Total revenue	511,794	767,983
Cost of revenue	(401,339)	(676,896)
Gross profit	110,455	91,087
Operating expenses:
General and administrative expenses	(388,201)	(560,465)
Loss from operation	(277,746)	(469,378)
Other income / (expenses), net	26,721	(1,027)
Sharing of associate loss	(29,587)	–
Loss before income taxes	(280,612)	(470,405)
Income tax expense	–	(8,822)
Net Loss	$(280,612)	$(479,227)

Revenue

During the three months ended June 30, 2026 and 2025, the following customers accounted for 10% or more of our total net revenues.

	Three months ended June 30, 2026		Three months ended June 30, 2025
Customer	Revenues	Percentage of revenues	Revenues	Percentage of revenues

An individual customer based in Hong Kong	$364,790	71.3%	$550,034	72%

Zenith (HK) Engineering Limited	–	–	217,949	28%
Total:	$364,790	71.3%	$338,887	100%

Revenue decreased to $511,794 for the six months ended June 30, 2026, from $767,983 for the same period in 2025. The decrease was primarily due to the completion of a project design and management services project for a customer in Hong Kong.  However, the decrease was partially offset by $147,004 in revenue generated from AI healthcare solutions provided by ASA Robotics Limited, our newly acquired subsidiary, during the six months ended June 30, 2026. The contribution from the AI healthcare solutions business represents a new source of revenue for the Company and reflects the initial progress of the Company’s strategy to expand into the AI-driven healthcare sector. The Company expects continued development and expansion of these solutions to contribute to future revenue growth.

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

In addition, revenue for the quarter included contributions from a residential design, build, and project management engagement with an individual customer based in in Hong Kong, which commenced in January 2025, further expanding our service portfolio and reinforcing our presence in the region. Revenue recognized from this project during the six months ended June 30, 2026 amounted to $364,790. We expect to complete this project in the second half year of 2026.

Cost of Revenue

Cost of revenue decreased to $401,339 for the six months ended June 30, 2026, from $676,896 for the same period in 2025. The decrease was primarily attributable to the completion of the project design and management services project in Hong Kong. Cost of revenue primarily consisted of labor and subcontracted services. In addition, $41,248 of cost of revenue was attributable to the direct costs associated with the AI healthcare solutions provided by ASA Robotics Limited.

Gross Profit

Gross profit was $110,455 for the six months ended June 30, 2026, compared to $91,087 for the same period in 2025. The increase was primarily attributable to the contribution from the AI healthcare solutions provided by ASA Robotics Limited, our newly acquired subsidiary. These solutions generated higher margins and contributed positively to our overall gross profit. The Company expects the continued development and expansion of its AI healthcare solutions to support future revenue growth and enhance profitability.

General and administrative expenses (“G&A expenses”)

General and administrative expenses were $388,201 for the six months ended June 30, 2026, compared to $560,465 for the same period in 2025. These expenses primarily consisted of advertising and marketing expenses, business development expenses, professional and consultancy fees, personnel-related expenses, and other costs associated with the general operations of the Company. The decrease was primarily attributable to the lower professional and advisory fees incurred during the current period, as the Company incurred significantly higher legal, advisory, due diligence, and other professional expenses in the prior year in connection with the acquisition of the ModuLink business. The decrease in general and administrative expenses also reflects the Company's ongoing efforts to manage operating costs while integrating and developing its newly acquired subsidiary, ASA Robotics Limited.

Income Tax Expense

The Company did not incur any income tax expense for the six months ended June 30, 2026, as its operating subsidiaries either incurred estimated tax losses during the respective periods or had available tax losses that could be utilized to offset assessable profits. The Company’s subsidiaries operating in Hong Kong are subject to Hong Kong Profits Tax under the two-tiered profits tax rates regime, with tax rates of 8.25% on the first HK$2 million of assessable profits and 16.5% on assessable profits exceeding HK$2 million, subject to applicable tax concessions and exemptions for the relevant tax year.

Other income (expenses), net

This amount represents promissory note interest payable to our noteholders, net of bank and loan interest income earned during the period. In addition, the Company recognized a one-time gain on bargain purchase of $28,477 arising from the acquisition of its new subsidiary, ASA Robotics Limited, during the six months ended June 30, 2026.

Sharing of associate loss

The amount represents the Company’s share of losses from its associate, ModuLink Australia Pty Limited, for the six months ended June 30, 2026. The associate had not yet commenced operations during the corresponding period in 2025.

Net loss

As a result of the above factors, the Company incurred a net loss of $280,612 and $470,405 for the six months ended June 30, 2026 and 2025, respectively. The significant reduction in net loss was primarily attributable to the increase in revenue and gross profit, including the contribution from the AI healthcare solutions provided by ASA Robotics Limited. The Company expects that the continued expansion of its AI healthcare solutions and the integration of its newly acquired operations may support further revenue growth, improve operating leverage, and enhance profitability in future periods.

 Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the six months ended June 30, 2026 and 2026.

	Six months ended June 30
	2026	2025
Net cash used in operating activities	$(356,485)	$(1,040,689)
Net cash provided by (used in) investing activities	$21,121	$(5,073)
Net cash provided by financing activities	$296,423	$1,065,539
Net (decrease) increase in cash	$(38,941)	$19,777
Cash and cash equivalents, beginning of period	$152,786	$382,127
Cash and cash equivalents, beginning of period	$113,845	$401,904

Net Cash Used In Operating Activities

For the six months ended June 30, 2025, net cash used in operating activities was $356,485. This outflow was mainly attributable to a net loss of $280,612, an increase in accounts receivable of $162,837 and a decrease in contract liabilities of $109,555. These were partially offset by an increase in amount due to directors of $122,930, increase in amount due to related companies of $45,535 and decrease in prepaid expenses and other current assets of $45,539.

In comparison, for the six months ended June 30, 2025, net cash used in operating activities was $1,040,689. This significant outflow was mainly attributable to a net loss of $470,405, an increase in accounts receivable of $153,847, an increase in amount due from an associate of $158,063, a decrease in accrued expenses and other payables of $307,964, and a decrease in amount due to related companies of $200,795. These were partially offset by an increase in accounts payable of $276,863 and decrease in prepaid expenses and other current assets of $24,617.

Net Cash Provided By (Used) In Investing Activities

For the six months ended June 30, 2026, net cash provided by investing activities totalled $21,121, primarily attributable to a net cash inflow of $22,886 from the acquisition of a subsidiary in April 2026.

For the six months ended June 30, 2025, net cash used in investing activities amounted to $5,073, primarily reflecting the purchase of equipment.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities totaled $296,423, mainly due to proceeds from issuance of preferred stock to private investors of $300,000.

For the six months ended June 30, 2025, net cash provided by financing activities totaled $1,065,539, mainly due to proceeds from share issuance of $1,069,230.

Working Capital

As of June 30, 2026, our cash and cash equivalents amounted to $113,845, and our working capital surplus was $48,883. As of December 31, 2025, we have cash and cash equivalents of $152,786 and working capital deficit of $112,961. The increase in working capital deficit was primarily attributable to operating losses incurred during the reporting period, together with ongoing working capital requirements and general operating expenses.

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

We were indebted to Zenith (HK) in the approximate amount of $137,595 as of June 30, 2026. Pursuant to the Stock Purchase Agreement dated January 22, 2025, the two convertible promissory notes were purchased and assigned to Zenith (HK) on January 30, 2025. On February 28, 2025, Zenith (HK) waived all rights to convert the outstanding principal amount and any accrued but unpaid interest under the two convertible promissory notes into equity securities of the Company. Both notes are due and payable. Although Zenith (HK) has indicated a willingness to work with the Company regarding repayment of such indebtedness, there is no binding commitment requiring Zenith (HK) to continue such forbearance, and the Company does not expect to generate sufficient cash flow from operations to repay these notes within the next twenty-four months. If Zenith (HK) were to demand repayment before the Company secures additional financing or achieves improved operating cash flow, the Company’s ability to implement its business plan and continue operations could be materially adversely affected.

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

Material Cash Requirements

We incurred loss of $280,612 for the six months ended June 30, 2026 and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2026 to be higher than 2025. As of June 30, 2026, we had an accumulated deficit of $4,415,377. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders and external financing in the next 12 - 18 months.

We had the following contractual obligations and commercial commitments as of June 30, 2026:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Account payables	41,597	41,597	–	–	–
Accrued expenses and other payables	54,487	54,487	–	–	–
Contract liabilities	77,545	77,545	–	–	–
Tax liabilities	55,500	55,500	–	–	–
Amount due to related companies	273,336	273,336	–	–	–
Amount due to directors	135,675	135,675
Notes payable	137,595	137,595	–	–	–

Total obligations	775,735	775,735	–	–	–

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

The Company derives a significant portion of revenues from contracts with its customers during the six months ended June 30, 2026 and 2025, predominantly by performing design and building services and project design and management services for both public and private projects, with an emphasis on commercial and residential developments.

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

Design and building services

Revenues derived from design and building services are recognized over time by using the cost-to-cost method to measure the progress towards the completion of the performance obligation as the customer simultaneously receives and consumes the benefits from the services rendered by the Company as the Company satisfies its performance obligations by transferring control of the asset created or enhanced by the project to the customer. The contracts for design and building services are legally enforceable and binding agreements between the Company and customers. Recognition of revenues for construction projects requires significant judgment by management, including, among other things, estimating total costs expected to be incurred to complete a project and measuring progress toward completion. Management reviews contract estimates regularly to assess revisions of estimated costs to complete a project and for measurement of progress toward completion. No material adjustments to a contract were noted in the six months ended June 30, 2026 and 2025.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the six months ended June 30, 2026 and 2025.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the six months ended June 30, 2026 and 2025:

	June 30, 2026	December 31, 2025
Year-end HKD:US$ exchange rate	0.1282	0.1282
Average HKD:US$ exchange rate	0.1282	0.1282

•	Comprehensive income

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of June 30, 2026.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the period ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (2)
10.1	Stock Purchase Agreement Stock, dated January 22, 2025, by and among International Endeavors Corporation, a Nevada corporation, Raymond Valdez, ModuLink Inc., a British Virgin Islands corporation, and Zenith (Hong Kong) Engineering Limited, a Hong Kong limited liability company (1)
10.2	Debt Purchase and Assignment Agreement, dated January 30, 2025, by and between Bearcreek Resources, a Montana corporation, and Zenith (Hong Kong) Engineering Limited, a Hong Kong limited liability company (1)
10.3	Debt Purchase and Assignment Agreement, dated January 30, 2025, by and between Tala Media Corp., a Wyoming corporation, and Zenith (Hong Kong) Engineering Limited, a Hong Kong limited liability company (1)
10.4	Waiver and Amendment Agreement, dated February 28, 2025, by and between International Endeavors Corporation, a Nevada corporation, and Zenith (Hong Kong) Engineering Limited, a Hong Kong limited liability company (1)
10.5	Share Exchange Agreement, dated March 28, 2025, by and among International Endeavors Corporation, a Nevada corporation, ModuLink Investment Limited (“ModuLink”), a British Virgin Islands corporation, and the shareholders of ModuLink(1)
10.6	Agency Cooperation Agreement, dated January 1, 2025, by and between GAC Energy Technology Co., Ltd. and ModuLink InnoTech Limited (3)
10.7	CRCC – Kwan Lee – Paul Y. JV Works Order of Lok Ma Chau Loop, dated December 11, 2021 (1)
10.8	Design Services Management Agreement, dated August 1, 2024, by and between Zenith Integrated Modular Limited and Zenith (Hong Kong) Engineering Limited, a Hong Kong limited liability company (1)
10.9	Design and Project Services Management Agreement, dated August 1, 2024, by and between Zenith Integrated Modular Limited and Zenith (PMS) Limited, a Hong Kong limited liability company (1)
10.10	Written Description of the Oral Agreement for Product Development Services (4)
10.11	Share Purchase Agreement dated January 26, 2026 by and among the Company, ModuLink Innotech Limited, and Wah Shing Lam and ASA Robotics Limited (5)
10.12	Securities Purchase Agreement dated May 5, 2026 between the Company and individual investors (6)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

_______________________

*	Filed herewith.
**	To be filed by amendment.
(1)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on May 30, 2025.
(2)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10-12G/A filed with the Securities and Exchange Commission on July 3, 2025.
(3)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10-12G/A filed with the Securities and Exchange Commission on August 12, 2025.
(4)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10-12G/A filed with the Securities and Exchange Commission on September 18, 2025.
(5)	Incorporated by reference to the Exhibits to the Form 8-K filed with the Securities and Exchange Commission on January 30, 2026.
(6)	Incorporated by reference to the Exhibits to the Form 8-K filed with the Securities and Exchange Commission on May 8, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ModuLink Inc.

By:	/s/ FU, Wah
FU, Wah
Title: Chief Executive Officer

August 19, 2026

